Form 10QSB
period 1995-03-26
DISCUS ACQUISITION CORP
filed 1995-05-10
CIK 746156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 1995

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . . to . . . . . . . . . . .

Commission File No.   0-13826


                         DISCUS ACQUISITION CORPORATION

             (Exact name of registrant as specified in its charter)


         Minnesota                                           41-1456350
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

333 South Seventh Street, Suite 2430, Minneapolis, MN         55402
(Address of principal executive offices)                    (Zip Code)

Registrants telephone number, including area code  612/371-9650

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      _X_               No __________

On April 30, 1995, there were 2,356,140 shares of the Registrant's common stock outstanding.

This document contains 11 pages.

                         PART 1 - FINANCIAL INFORMATION
                DISCUS ACQUISITION CORPORATION AND SUBSIDIARIES
            (FORMERLY KNOWN AS DISCUS CORPORATION AND SUBSIDIARIES)
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                         March 26,      December 25,
                                                           1995             1994
ASSETS

Cash and cash equivalents                              $  2,375,501    $ 2,608,299
                  Total current assets                    2,375,501      2,608,299

Property and equipment, net                                  55,440         60,437
                           Total assets                $  2,430,941    $ 2,668,736

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Current portion of long-term debt                    5,330          2,326
         Accounts payable                                    60,089         20,633
         Income taxes payable                                              103,000
         Accrued expenses                                                    7,850
         Net (assets) liabilities of discontinued
           operations, including restaurant held for
           sale encumbered by a mortgage of $411,163
           at March 26, 1995                                (51,187)        56,492
                  Total current liabilities                  14,232        190,301

Long term debt, less current portion                         39,670         42,674

Shareholders' equity:
         Common stock, no par value; 10,000,000
                  shares authorized; 2,356,140
                  shares issued and out-
                  standing in 1995 and 1994               3,769,031      3,769,031
         Accumulated deficit                             (1,391,992)    (1,333,270)

                  Total shareholders' equity              2,377,039      2,435,761

                           Total liabilities and
                           shareholders' equity        $  2,430,941    $ 2,668,736


     See accompanying notes to unaudited consolidated financial statements


                DISCUS ACQUISITION CORPORATION AND SUBSIDIARIES
            (FORMERLY KNOWN AS DISCUS CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Quarter Ended    Quarter Ended
                                             March 26, 1995   March 27, 1994

Interest income                              $    31,194      $
Corporate expenses                               (89,916)

Loss from continuing operations                  (58,722)

Loss from discontinued operations
  associated with restaurant operations
  disposed of in June, 1994 (less
  applicable income taxes)                                        (315,569)

Net loss                                         (58,722)         (315,569)

Per share amounts:
         Loss from continuing operations     $      (.02)     $
         Loss from discontinued operations   $                $       (.15)

Net loss                                     $      (.02)     $       (.15)

Weighted average number of
  shares outstanding                         $ 2,356,140      $  2,060,400


     See accompanying notes to unaudited consolidated financial statements

                               DISCUS ACQUISITION
                          CORPORATION AND SUBSIDIARIES
            (FORMERLY KNOWN AS DISCUS CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Increase in Cash
                                  (Unaudited)

                                                   Quarter Ended Quarter Ended
                                                      March 26,    March 27,
                                                        1995         1994

Cash flows from operating activities:
         Net loss                                  $   (58,722)   $(315,569)
         Adjustments to reconcile net
           loss to net cash
           provided by operating activities:
         Depreciation of property
           and equipment                                10,997       66,045
         Amortization of equipment
           held under capital leases                                 30,941
         Amortization of deferred
           franchise and royalty costs                               21,264
         Noncurrent liabilities                                         400
         Changes in operating assets
           and liabilities, exclusive of
           investing and financing activities         (173,001)     342,787

                  Net cash (used in) provided
                     by operating activities          (220,726)     145,868

Cash flows from investing activities:
         Acquisition of property and
           equipment                                                (18,968)
         Proceeds from sale of property
           and equipment                                 3,387
         Decrease in other assets                                       750

                  Net cash provided by (used in)
                    investing activities                 3,387      (18,218)

Cash flows from financing activities:
         Long-term debt payments                       (15,459)     (30,786)
         Notes payable payments                                     (30,114)

                  Net cash used in
                    financing activities               (15,459)     (60,900)

(Decrease) increase in cash
  and cash equivalents                             $  (232,798)   $  66,750
Cash and cash equivalents:
         Beginning of year                           2,608,299      201,478

         End of period                             $ 2,375,501    $ 268,228

Changes in assets and liabilities,
  exclusive of investing and
  financing activities:
         Inventories                                                 10,329
         Preopening costs                                            20,247
         Other current assets                                        21,713
         Accounts payable, accrued
           expenses and income
           taxes payable                              (173,001)     290,498

                                                    $ (173,001)   $ 342,787

          See accompanying notes to unaudited consolidated statements

                DISCUS ACQUISITION CORPORATION AND SUBSIDIARIES
            (FORMERLY KNOWN AS DISCUS CORPORATION AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Consolidated Financial Statements:

The unaudited consolidated financial statements of Discus Acquisition Corporation and Subsidiaries (formerly Discus Corporation and Subsidiaries) as of March 26, 1995, and for the quarters ended March 26, 1995, and March 27, 1994, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations for interim periods. The results of operations for any interim period are not necessarily indicative of the results for the full year, and due to the disposal of all restaurant operations, the Company will no longer report any significant operating activities until such time as a new business is acquired. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's December 25, 1994, Annual Report on Form 10-KSB for the year ended December 25, 1994.

2.       Net Loss Per Share:

Net loss per share has been computed by dividing net income by the weighted average of common stock shares outstanding during each period. Common stock equivalent shares, which relate to stock options outstanding are not included in the weighted average because their effect is antidilutive in 1995 and 1994.

3.       Cash and Cash Equivalents:

The Company considers deposits in banks, certificates of deposits and other short-term investments with original maturities of three months or less when purchased to be cash equivalents.

4.       Discontinued Operations, Disposal of All Restaurant Operations:

On April 15, 1994, the Company signed an Asset Purchase Agreement with Fuddruckers, Inc., its franchisor, that provided for the sale of substantially all of the business and restaurant operating assets of seven of the Company's ten Fuddruckers restaurants and its interest in all real estate leases and certain other contracts, permits and licenses which are transferable. The Agreement granted Fuddruckers, Inc. an option to purchase two additional Fuddruckers restaurants from the Company.

The sale was approved by the Company's shareholders on June 7, 1994. On June 7, 1994, the sale of the restaurants (including the two option restaurants) was completed. The sale price aggregated $5,869,000. The Company assigned, and Fuddruckers assumed from the date of closing of the transaction, all real estate leases associated with the nine restaurants. The Company satisfied all other obligations, including royalties due to Fuddruckers, Inc. related to the nine restaurants upon closing of the transaction.

On the above date the Company's shareholders approved a change in the Company's name from Discus Corporation to Discus Acquisition Corporation.

Also, in June 1994, the Company closed its remaining Fuddruckers restaurant. The Company plans to dispose of its interest in the restaurant facility which is leased by a subsidiary (guaranteed by Discus Acquisition Corporation through July, 1995) for $60,000 per year under a ten year lease that expires in 2003. The Company has reduced the carrying value of the equipment in the restaurant to estimated net realizable value and recorded estimated losses (including one year of property lease commitments) through the anticipated date of disposition of the restaurant property.

Also, in June 1994, the Company sold idle equipment from two restaurants closed in fiscal year 1993 for $10,000. The Company plans to sell its remaining restaurant land, building, and equipment which is rented to a limited partnership. The property is encumbered by a mortgage of $411,163 and has a net book value of $526,435 at March 26, 1995. The Company anticipates selling the property for an amount greater than the net book value and mortgage obligation.

The following schedule provides revenues and expenses for the discontinued operations for the three month period ended March 27, 1994.

         Restaurant sales                        3,134,795
         Other revenues                             65,917

           Total revenues                        3,200,712

         Cost of sales                             929,273
         Restaurant operating costs              2,164,806
         Corporate expenses                        250,422
         Depreciation and amortization             124,389
         Interest, net                              44,991
         Income tax provision                        2,400

                           Total expenses        3,516,281

         Loss from discontinued
           operations                           $ (315,569)

Pursuant to action taken by the Board of Directors, upon closing of the transaction with Fuddruckers, Inc., all stock options under the Company's Employee Stock Option Plan and Non-Qualified Stock Options became immediately vested and exercisable and a significant number of new options will become exercisable. (See Note 5 also.)

5.       The Spell Group Agreement:

Pursuant to a Stock Purchase Agreement dated as of March 3, 1994, the Company created a strategic relationship with the Spell Group to implement a plan adopted by its Board of Directors to divest the Company of a majority of its Fuddruckers restaurants (See Note 4) and thereafter to pursue an acquisition strategy whereby the Company, using funds realized from the disposal of its restaurants, together with such other financing as may be available, would acquire one or more existing business operations. The Spell Group Agreement was approved by the Company's shareholders on June 7, 1994. Pursuant to the terms of the Spell Group Agreement, the Spell Group purchased from the Company 100,000 shares of the Common Stock of the Company at $.75 per share.

The Company granted to members of the Spell Group five year options to purchase an aggregate of 100,000 shares of the Company's Common Stock at $.75 per share and five year options to purchase an aggregate of 300,000 shares at $1.35 per share. None of the options shall be exercisable until December 1, 1996, with 25% of such options becoming exercisable on December 1, 1996 and 1997, and the remainder becoming exercisable on December 1, 1998. The exercise of options, however, will automatically accelerate to the date of closing by the Company of an exchange of securities, sale, merger, consolidation or similar transaction involving a reorganization of, or acquisition by, the Company.


                DISCUS ACQUISITION CORPORATION AND SUBSIDIARIES
            (FORMERLY KNOWN AS DISCUS CORPORATION AND SUBSIDIARIES)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         As described in Note 4 of the Notes to Consolidated Financial Statements included in this Report on Form 10-QSB, the Company disposed of all its restaurant operations during June of 1994. The Company plans to sell its remaining restaurant property which is rented to a limited partnership. As a result, the Company will no longer report any significant operating activities until such time as a business is acquired.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

         During the first quarter of 1995, the Company earned $31,194 in interest income on invested funds. The Company incurred $89.916 in corporate charges. Excluding net expenditures from its closed restaurant and from its restaurant held for sale and assuming no acquisition occurs. the Company estimates its net operating expenses for the next twelve months will be approximately $140,000.

DISCONTINUED OPERATIONS, DISPOSAL OF ALL RESTAURANT OPERATIONS

         The Company operated ten Fuddruckers restaurants during part of fiscal year 1994. The Company sold nine of its restaurants and closed its remaining restaurant in June 1994. Restaurant sales for the first quarter of 1994 were $3,134,795. Cost of sales were $929,273 and restaurant operating costs were $2,164,806 resulting in a net loss of $315,569 for the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents decreased to $2,375,501 at March 26, 1995 from $2,608,299 at December 25, 1994. The decrease resulted from payment of corporate expenses in excess of interest income and the payment of expenses related to discontinued operations that were accrued at December 25, 1994.

         Using funds realized from the disposal of its restaurant properties, together with such other financing as may be required, the Company plans to acquire one or more existing business operations.

         Pursuant to a Stock Purchase Agreement (the "Spell Group Agreement") dated as of March 3, 1994, the Company created a strategic relationship with the Spell Group to implement a plan adopted by its Board of Directors to divest the Company of a majority of its Fuddruckers restaurants and thereafter pursue an acquisition strategy whereby the Company, using funds realized from the disposition of its restaurants, together with such other financing as may be available, would acquire one or more existing business operations. The Spell Group Agreement was approved by the Company's shareholders on June 7, 1994. Pursuant to the terms of the Spell Group Agreement, the Spell Group purchased 100,000 shares of the Company's Common Stock at $.75 per share.

         The Company granted to members of the Spell Group five year options to purchase an aggregate of 100,000 shares of the Company's Common Stock at $.75 per share and five year options to purchase an aggregate of 300,000 shares at $1.35 per share. The options are exercisable beginning on December 1, 1996, with 25 percent of such options becoming exercisable on both December 1, 1996, and 1997, and the remainder becoming exercisable on December 1, 1998. All of the options shall become exercisable immediately upon the occurrence of an exchange of securities, sale, merger, consolidation or similar transaction involving a reorganization of, or acquisition by, the Company.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:
                  Exhibit 27-Financial Data Schedule

         (b)      Reports on Form 8-K:
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         DISCUS ACQUISITION CORPORATION
                                   REGISTRANT



Date:  May 9, 1995                                      /s/ William H. Spell
                                                        William H. Spell
                                                        Chief Executive Officer



Date:  May 9, 1995                                      /s/ Bruce A. Richard
                                                        Bruce A. Richard
                                                        Chief Financial Officer