Form 10QSB
period 1995-06-30
DISCUS ACQUISITION CORP
filed 1995-08-09
CIK 746156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 1995

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

Registrants telephone number, including area code  612/305-0339

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_    No ___

On July 31, 1995, there were 2,376,140 shares of the Registrant's common stock outstanding.


This document contains 11 pages.


                         PART 1 - FINANCIAL INFORMATION
                DISCUS ACQUISITION CORPORATION AND SUBSIDIARIES
            (FORMERLY KNOWN AS DISCUS CORPORATION AND SUBSIDIARIES)
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


ASSETS                                                June 25, 1995  December 25, 1994

Cash and cash equivalents                              $  2,252,796    $ 2,608,299

                  Total current assets                    2,252,796      2,608,299

Property and equipment, net                                  49,658         60,437

                           Total assets                $  2,302,454    $ 2,668,736

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                    8,657          2,326
         Accounts payable                                    47,367         20,633
         Income taxes payable                                              103,000
         Accrued expenses                                                    7,850
         Net (assets) liabilities of discontinued
           operations, including restaurant held for
           sale encumbered by a mortgage of $404,005
           at June 25, 1995                                (111,643)        56,492

                  Total current liabilities                 (55,619)       190,301

Long term debt, less current portion                         36,343         42,674

Shareholders' equity:
         Common stock, no par value; 10,000,000
                  shares authorized; 2,356,140
                  shares issued and out-
                  standing in 1995 and 1994               3,769,031      3,769,031
         Accumulated deficit                             (1,447,301)    (1,333,270)

                  Total shareholders' equity              2,321,730      2,435,761

                           Total liabilities and
                           shareholders' equity        $  2,302,454    $ 2,668,736


     See accompanying notes to unaudited consolidated financial statements



                DISCUS ACQUISITION CORPORATION AND SUBSIDIARIES
            (FORMERLY KNOWN AS DISCUS CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended               Six Months Ended
                                           June 25, 1995   June 26, 1994   June 25, 1995   June 26, 1994

Interest income                             $   33,934      $               $   65,128      $
Corporate expenses                             (89,243)                       (179,159)


Loss from continuing operations                (55,309)                       (114,031)


Loss from discontinued operations
  associated with restaurant operations
  disposed of in June, 1994 (less
  applicable income taxes)                                     (48,688)                       (364,257)

Gain on disposal of all restaurant
  operations (less applicable
  income taxes of $302,400)                                  2,259,899                       2,259,899


Net income (loss)                              (55,309)      2,211,211        (114,031)      1,895,642

Per share amounts:
         Gain (loss) from
           continuing operations            $     (.02)     $               $     (.05)     $
         Gain (loss) from
           discontinued operations          $               $      .96      $               $      .82


Net income (loss)                           $     (.02)     $      .96      $     (.05)     $      .82

Weighted average number of
  shares outstanding                        $2,356,140      $2,308,403      $2,356,140      $2,305,125


     See accompanying notes to unaudited consolidated financial statements

                DISCUS ACQUISITION CORPORATION AND SUBSIDIARIES
            (FORMERLY KNOWN AS DISCUS CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Increase in Cash
                                  (Unaudited)

                                                   Six Months    Six Months
                                                     Ended          Ended
                                                 June 25, 1995  June 26, 1994

Cash flows (used in) from operating activities:
    Net income (loss)                             $  (114,031)   $ 1,895,642
    Adjustments to reconcile net
      income (loss) to net cash
      provided by operating activities:
    Depreciation of property
      and equipment                                    21,994        108,325
    Amortization of equipment
      held under capital leases                                       51,569
    Amortization of deferred
      franchise and royalty costs                                     33,727
    Gain on disposal of all
      restaurant operations                                      (2,259,899)
    Noncurrent liabilities                                           (2,735)
    Termination of restaurant building
      lease obligations                                            (510,000)
    Transaction, severance and
      other settlement expenses                                    (531,970)
    Changes in operating assets
      and liabilities, exclusive of
       investing and financing activities            (203,971)    (1,084,302)

    Net cash (used in) from
      operating activities                           (296,008)    (2,299,643)

Cash flows from (used in) investing activities:
    Proceeds from disposal of all
      operating assets                                             5,879,120
    Acquisition of property and
      equipment                                                      (20,328)
    Investment in marketable securities                           (1,538,140)
    Proceeds from sale of property
      and equipment                                     4,172
       Decrease in other assets                                       49,014
    Net cash from (used in)
      investing activities                              4,172      4,369,666

Cash flows from (used in) financing activities:
   Long-term debt payments                            (63,667)      (441,210)
   Notes payable payments                                           (236,893)
   Mortgage settlement agreement                                     (93,677)
   Proceeds from issuance of Common Stock                             75,000
   Termination charges for equipment
     lease obligations                                               (76,353)
      Net cash from (used in)
        financing activities                          (63,667)      (773,133)

(Decrease) increase in cash
  and cash equivalents                            $  (355,503)   $ 1,296,890
Cash and cash equivalents:
      Beginning of year                             2,608,299        201,478

      End of period                               $ 2,252,796    $ 1,498,368

Changes in assets and liabilities,
  exclusive of investing and
  financing activities:
      Inventories                                                     18,793
      Preopening costs                                                30,247
      Other current assets                                           152,211
      Accounts payable, accrued
        expenses and income
        taxes payable                                (203,971)    (1,285,553)

                                                  $  (203,971)   $(1,084,302)

          See accompanying notes to unaudited consolidated statements


                DISCUS ACQUISITION CORPORATION AND SUBSIDIARIES
            (FORMERLY KNOWN AS DISCUS CORPORATION AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Consolidated Financial Statements:

The unaudited consolidated financial statements of Discus Acquisition Corporation and Subsidiaries (formerly Discus Corporation and Subsidiaries) as of June 25, 1995, and for the quarters and six months ended June 25, 1995, and June 26, 1994, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations for interim periods. The results of operations for any interim period are not necessarily indicative of the results for the full year, and due to the disposal of all restaurant operations, the Company will no longer report any significant operating activities until such time as a new business is acquired. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's December 25, 1994, Annual Report on Form 10-KSB for the year ended December 25, 1994.

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

Also, in June 1994, the Company sold idle equipment from two restaurants closed in fiscal year 1993 for $10,000. The Company plans to sell its remaining restaurant land, building, and equipment which is rented to a limited partnership. The property is encumbered by a mortgage of $404,005 and has a net book value of $520,435 at June 25, 1995. The Company anticipates selling the property for an amount greater than the net book value and mortgage obligation.

The following schedule provides revenues and expenses for the discontinued operations for the three and six month periods ended June 26, 1994.

                                  Three Months      Six Months
                                     Ended            Ended
                                  June 26, 1994   June 26, 1994

Restaurant sales                     2,379,611      5,514,406
Other revenues                          39,622        105,539

  Total revenues                     2,419,233      5,619,945

Cost of sales                          704,123      1,633,396
Restaurant operating costs           1,627,416      3,792,222
Corporate expenses                     246,267        496,689
Depreciation and amortization           77,470        201,859
Interest, net                           25,045         70,036
Income tax provision                  (212,400)      (210,000)

                  Total expenses     2,467,921      5,984,202

Loss from discontinued
  operations                       $   (48,688)   $  (364,257)

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


RESULTS OF OPERATIONS

CONTINUING OPERATIONS

     During the second quarter of 1995, the Company earned $33,934 in interest income on invested funds. The Company incurred $89,243 in corporate charges. During the six months ended June 25, 1995, the Company earned $65,128 in interest income on invested funds. The Company incurred $179,159 in corporate charges, of which approximately $62,000 relates to direct costs incurred in the evaluation of potential business acquisitions.

     The Company continues to seek and evaluate business acquisition candidates and incurs costs associated with such activity, including but not limited to approximately $8,000 a month for an office, related administrative and executive support. Acquisition evaluation costs are also incurred on an ongoing basis, such as travel and professional support. Such future costs are not estimable at this time as they vary with activity levels.

DISCONTINUED OPERATIONS, DISPOSAL OF ALL RESTAURANT OPERATIONS

     The Company operated ten Fuddruckers restaurants during part of fiscal year 1994. The Company sold nine of its restaurants and closed its remaining restaurant in June 1994. Restaurant sales for the second quarter of 1994 were $2,379,611. Cost of sales were $704,123 and restaurant operating costs were $1,627,416 resulting in a net loss of $48,688 for the second quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased to $2,252,796 at June 25, 1995 from $2,608,299 at December 25, 1994. The decrease primarily resulted from payment of expenses related to discontinued operations that were accrued at December 25, 1994, and of corporate expenses in excess of interest income.

     The Company anticipates the completion of the liquidation of residual restaurant assets in the third quarter of 1995 with the sale of the remaining restaurant property, and the settlement of a remaining lease obligation.

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

         (a)      Exhibits:
                  Exhibit 27 - Financial Data Schedule

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


                               DISCUS ACQUISITION CORPORATION
                                         REGISTRANT



Date:  August 9, 1995                /s/ William H. Spell
                                     William H. Spell
                                     Chief Executive Officer



Date   August 9, 1995                /s/ Bruce A. Richard
                                     Bruce A. Richard
                                     Chief Financial Officer