Form 10QSB
period 1995-09-30
DISCUS ACQUISITION CORP
filed 1995-11-14
CIK 746156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

Registrant's telephone number, including area code  612/305-0339

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___   No __________

On October 25, 1995, there were 2,376,140 shares of the Registrant's Common Stock outstanding.

Total number of pages: 11
Exhibit index on page: 11



                         PART 1 - FINANCIAL INFORMATION
                DISCUS ACQUISITION CORPORATION AND SUBSIDIARIES
            (FORMERLY KNOWN AS DISCUS CORPORATION AND SUBSIDIARIES)
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS                                            September 30, 1995 December 25, 1994

Cash and cash equivalents                                $ 2,272,878    $ 2,608,299

                  Total current assets                     2,272,878      2,608,299

Deferred acquisition costs incurred in
  connection with proposed acquisition                       111,179
Property and equipment, net                                      -0-         60,437

                           Total assets                  $ 2,384,057    $ 2,668,736

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                       -0-          2,326
         Accounts payable                                    112,753         20,633
         Income taxes payable                                               103,000
         Accrued expenses                                                     7,850
         Net liabilities of discontinued
           operations                                          2,064         56,492

                  Total current liabilities                  114,817        190,301

Long term debt, less current portion                             -0-         42,674

Shareholders' equity:
         Common Stock, no par value; 10,000,000 shares
           authorized; 2,376,140 and 2,356,140 shares
           issued and outstanding in 1995 and 1994,
           respectively                                    3,774,831      3,769,031
         Accumulated deficit                              (1,505,591)    (1,333,270)

                  Total shareholders' equity               2,269,240      2,435,761

                           Total liabilities and
                           shareholders' equity          $ 2,384,057    $ 2,668,736


     See accompanying notes to unaudited consolidated financial statements




                DISCUS ACQUISITION CORPORATION AND SUBSIDIARIES
            (FORMERLY KNOWN AS DISCUS CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended            Nine Months Ended
                                             Sept. 30, 1995  Sept. 25, 1994 Sept. 30, 1995 Sept. 25, 1994

Interest income                                $    28,380    $    27,290    $    93,508    $    27,290
Corporate expense                                  (43,366)       (73,868)      (222,526)       (73,868)
Loss on disposal of corporate
  furniture fixtures                               (43,303)                      (43,303)

Loss from continuing operations                    (58,289)       (46,578)      (172,321)       (46,578)

Loss from discontinued operations associated
  with restaurant operations
  disposed of in June, 1994 (less
  applicable income taxes)                                        (25,982)                     (390,239)

Gain on disposal of all restaurant
  operations (less applicable
  income taxes of $302,400)                                           -0-                     2,259,899

Net income (loss)                                  (58,289)       (72,560)      (172,321)     1,823,082

Per share amounts:
   Gain (loss) from
     continuing operations                     $      (.02)   $      (.02)   $      (.07)   $      (.02)
Gain (loss) from
  discontinued operations                      $              $      (.01)   $              $       .88

Net income (loss)                              $      (.02)   $      (.03)   $      (.07)   $       .86

Weighted average number of
  shares outstanding                           $ 2,370,645    $ 2,293,307    $ 2,360,977    $ 2,128,054


     See accompanying notes to unaudited consolidated financial statements



                DISCUS ACQUISITION CORPORATION AND SUBSIDIARIES
            (FORMERLY KNOWN AS DISCUS CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Increase in Cash
                                  (Unaudited)

                                             Nine Months Ended Nine Months Ended
                                               Sept. 30, 1995   Sept. 25, 1994

Cash flows (used in) from operating activities:
         Net income (loss)                        $  (172,321)   $ 1,823,082
         Adjustments to reconcile net
           income (loss) to net cash
           provided by operating activities:
         Depreciation of property
           and equipment                               25,994        120,375
         Amortization of equipment
           held under capital leases                                  51,569
         Amortization of deferred
           franchise and royalty costs                                33,727
         Gain on disposal of all
           restaurant operations                                  (2,259,899)
         Loss on disposal of
           furniture fixtures                          43,303
         Noncurrent liabilities                                       (2,735)
         Termination of restaurant building
           lease obligations                                        (510,000)
         Transaction, severance and
           other settlement expenses                                (531,970)
         Changes in operating assets
           and liabilities, exclusive of
            investing and financing activities        (60,751)    (1,316,460)

         Net cash (used in) from
            operating activities                     (163,775)    (2,592,311)

Cash flows from (used in) investing activities:
      Proceeds from disposal of all
        operating assets                                           5,879,120
      Acquisition of property and
        equipment                                                    (20,328)
      Proceeds from sale of property
        and equipment                                 446,405
      Decrease in other assets                                        59,843
      Deferred acquisition cost incurred
        in connection with proposed acquisition      (111,179)




                DISCUS ACQUISITION CORPORATION AND SUBSIDIARIES
            (FORMERLY KNOWN AS DISCUS CORPORATION AND SUBSIDIARIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                Increase in Cash
                                  (Unaudited)

                                             Nine Months Ended Nine Months Ended
                                               Sept. 30, 1995   Sept. 25, 1994

         Net cash from (used in)
           investing activities                       335,226      5,918,635

Cash flows from (used in) financing activities:
      Long-term debt payments                        (512,672)      (557,543)
      Notes payable payments                                        (236,893)
      Mortgage settlement agreement                                  (93,677)
      Proceeds from issuance of Common Stock
        and exercise of stock options                   5,800        162,820
      Purchase of Treasury Stock                                      (1,248)
      Termination charges for equipment
        lease obligations                                            (76,353)

         Net cash from (used in)
           financing activities                      (506,872)      (802,894)

(Decrease) increase in cash
  and cash equivalents                            $  (335,421)   $ 2,523,430
Cash and cash equivalents:
      Beginning of year                             2,608,299        201,478


      End of period                               $ 2,272,878    $ 2,724,908

Changes in assets and liabilities,
  exclusive of investing and
  financing activities:
      Inventories                                                     18,793
      Preopening costs                                                30,247
      Other current assets                                           211,200
      Accounts payable, accrued
        expenses and income
        taxes payable                                 (60,751)    (1,576,700)

                                                  $   (60,751)   $(1,316,460)


          See accompanying notes to unaudited consolidated statements



                DISCUS ACQUISITION CORPORATION AND SUBSIDIARIES
            (FORMERLY KNOWN AS DISCUS CORPORATION AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Consolidated Financial Statements:

The unaudited consolidated financial statements of Discus Acquisition Corporation and Subsidiaries (formerly Discus Corporation and Subsidiaries) as of September 30, 1995, and for the quarters and nine months ended September 30, 1995, and September 25, 1994, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations for interim periods. The results of operations for any interim period are not necessarily indicative of the results for the full year, and due to the disposal of all restaurant operations, the Company will no longer report any significant operating activities until such time as a new business is acquired. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's December 25, 1994, Annual Report on Form 10-KSB for the year ended December 25, 1994.

Effective July 25, 1995, the Board of Directors of the Company voted to change the Company's fiscal year end from the last Sunday in December of each year to December 31st. This change in financial reporting did not have a material impact on the Company's reported results of operations or cash flows for the new quarter ended September 30, 1995, the first quarter reflecting the newly adopted calendar year end.

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

Also, in June 1994, the Company closed its remaining Fuddruckers restaurant. In August, 1995 the Company satisfied its notes payable and its interest in the restaurant facility related to the subsidiary and terminated its lease obligation. The Company had reduced the carrying value of the equipment in the restaurant to estimated net realizable value and recorded estimated losses (including one year of property lease commitments).

Also, in June 1994, the Company sold idle equipment from two restaurants closed in fiscal year 1993 for $10,000. In August of 1995, the Company sold the majority of its remaining restaurant land, building, and equipment for $540,000. As part of this transaction, the Company satisfied the $398,508 mortgage obligation related to the building and land. In addition, for $65,000 the Company entered into a one-year non-compete agreement with the purchaser of the land and buildings. Recognition of proceeds received associated with the non-compete agreement has been deferred and is included in the balance sheet as a component of "Net liabilities of discontinued operations", and is being amortized over the one-year non-compete period.

The following schedule provides revenues and expenses for the discontinued operations for the three and nine month periods ended September 25, 1994.

                                 Three Months Ended  Nine Months Ended
                                    Sept. 25, 1994     Sept. 25, 1994

Restaurant sales                                        5,476,819
Other revenues                            37,294          180,420

  Total revenues                          37,294        5,657,239

Cost of sales                                           1,633,396
Restaurant operating costs                43,229        3,835,451
Corporate expenses                                        496,689
Depreciation and amortization             12,050          213,909
Interest, net                              7,997           78,033
Income tax provision                                     (210,000)

                  Total expenses          63,276        6,047,478

Loss from discontinued
  operations                         $   (25,982)     $  (390,239)

Gain on disposal of all
  restaurant operations (less
  applicable income taxes of
  $302,400)                                           $ 2,259,899


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

6.   Proposed Acquisition:

The Company has entered into a non-binding Letter of Intent to purchase a manufacturer of industrial and consumer metal products. The proposed acquisition price of approximately $24.0 million will be financed primarily by bank financing, funds generated by the issuance of approximately $4.0 million of Common and Preferred Stock of the Company to be sold to a group of investors in a private placement transaction, and by the seller financing of a portion of the purchase price. The acquisition is subject to the Company entering into a definitive purchase agreement, completion of financing and other customary closing conditions. The Company anticipates completing the acquisition in the latter part of November 1995. There can be no assurance that all conditions to closing will be satisfied or that such acquisition will be completed. In connection with the proposed acquisition, the Company incurred direct acquisition costs of $111,200 which was capitalized at September 30, 1995.


                DISCUS ACQUISITION CORPORATION AND SUBSIDIARIES
            (FORMERLY KNOWN AS DISCUS CORPORATION AND SUBSIDIARIES)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     As described in Note 4 of the Notes to Consolidated Financial Statements included in this Report on Form 10-QSB, the Company disposed of all its restaurant operations during June of 1994. The Company sold the majority of its remaining restaurant property on September 12th, 1995. As a result, the Company will no longer report any significant operating activities until such time as a business is acquired.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

     During the third quarter of 1995, the Company earned $28,380 in interest income on invested funds. The Company incurred $43,366 in corporate charges. During the nine months ended September 30, 1995, the Company earned $93,508 in interest income on invested funds and incurred $222,526 in corporate charges.

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

DISCONTINUED OPERATIONS, DISPOSAL OF ALL RESTAURANT OPERATIONS

     The Company operated ten Fuddruckers restaurants during part of fiscal year 1994. The Company sold nine of its restaurants and closed its remaining restaurant in June 1994. There were no restaurant sales for the third quarter of 1994. Restaurant operating costs were $43,229, resulting in a net loss of $25,982 for the third quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased to $2,272,878 at September 30, 1995 from $2,608,299 at December 25, 1994. The decrease primarily resulted from payment of expenses related to discontinued operations that were accrued at December 25, 1994, and of corporate expenses in excess of interest income.

     The Company all but completed the liquidation of residual restaurant assets in the third quarter of 1995 with the sale of a majority of the remaining restaurant property, and the settlement of a remaining lease obligation.

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

     The Company has entered into a non-binding Letter of Intent to purchase a manufacturer of industrial and consumer metal products. The proposed acquisition price of approximately $24.0 million will be financed primarily by bank financing, funds generated by the issuance of approximately $4.0 million of Common and Preferred Stock of the Company to be sold to a group of investors in a private placement transaction, and by the seller financing of a portion of the purchase price. The acquisition is subject to the Company entering into a definitive purchase agreement, completion of financing and other customary closing conditions. The Company anticipates completing the acquisition in the latter part of November 1995. There can be no assurance that all conditions to closing will be satisfied or that such acquisition will be completed. In connection with the proposed acquisition, the Company incurred direct acquisition costs of $111,200 which was capitalized at September 30, 1995.



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


                         DISCUS ACQUISITION CORPORATION
                                   REGISTRANT



Date:  October 25, 1995                        /s/ William H. Spell
                                               William H. Spell
                                               Chief Executive Officer



Date   October 25, 1995                        /s/ Bruce A. Richard
                                               Bruce A. Richard
                                               Chief Financial Officer