Form 10QSB
period 1996-03-31
DISCUS ACQUISITION CORP
filed 1996-05-15
CIK 746156

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB
                                 --------------

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996.

|_|      Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from __________ to __________

Commission file number 0-13826

                                 --------------


                         PEERLESS INDUSTRIAL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

          MINNESOTA                                             41-1456350
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                            2430 METROPOLITAN CENTRE
                            333 SOUTH SEVENTH STREET
                          MINNEAPOLIS, MINNESOTA 55402
          (Address, including zip code, of principal executive offices)

                                 (612) 371-9650
                (Issuer's telephone number, including area code)

                         DISCUS ACQUISITION CORPORATION
                                  (Former name)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      |X|               No       |_|

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 1996: 5,035,151 shares of Common Stock and 1,227,273 shares of Class B Common Stock.

         Transitional Small Business Disclosure Format

Yes      |_|               No       |X|


                                     Part I
                              Financial Information

Item 1.           Financial Statements


PEERLESS INDUSTRIAL GROUP, INC.
Consolidated Balance Sheets
Unaudited
(Dollars in thousands)

                                                  March 31,   December 31,
                                                     1996        1995
                                                   --------    --------
ASSETS

Current assets:
`                                                  $    142    $    108
  Accounts receivable                                 5,596       6,091
  Inventories                                        12,227      13,646
  Other current assets                                  366         510

                                                   --------    --------
      Total current assets                           18,331      20,355

Deferred tax assets                                     153         153
Property and equipment, net                          12,413      12,586
Intangible assets, net                                6,367       6,403

                                                   ========    ========
      Total assets                                 $ 37,264    $ 39,497
                                                   ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                $  9,750    $ 11,300
  Accounts payable                                    2,715       2,823
  Accrued liabilities                                 2,992       3,770
  Current portion of accrued postretirement             670         670
    healthcare benefit liability
                                                   --------    --------
      Total current liabilities                      16,127      18,563

Long-term debt, less current portion                  7,399       7,767
Accrued pension benefit liability                     1,774       1,687
Accrued postretirement healthcare benefit
      liability, less current portion                 6,470       6,386

                                                   --------    --------
      Total liabilities                              31,770      34,403
                                                   --------    --------

Shareholders' equity:
Common stock, no par value;
  30,000,000 shares authorized
  Common stock; 5,003,901 and
  4,971,174 issued and                                6,665       6,629
  outstanding at March 31, 1996 and
  December 31, 1995, respectively
  Common stock Class B; 1,227,273 issued and
  outstanding at                                      1,350
  March 31, 1996
  Accumulated deficit                                (2,521)     (1,535)

                                                   --------    --------
      Total shareholders' equity                      4,144       5,094
                                                   --------    --------

                                                   ========    ========
      Total liabilities and shareholders' equity   $ 37,264    $ 39,497
                                                   ========    ========


See accompanying notes to unaudited consolidated financial statements.

PEERLESS INDUSTRIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited
(Dollars in thousands, except per share data)

                                               Three months     Three months
                                                   ended            ended
                                               March 31, 1996  March 31, 1995
                                                 -----------    -----------
Net sales                                        $    10,681
Cost of sales                                          9,408

                                                 -----------    -----------
      Gross profit                                     1,273              0

Selling, general and administrative expenses           1,868             90

                                                 -----------    -----------
      Operating loss                                    (595)           (90)

Interest expense                                        (405)
Interest income                                                          31
Other income                                              21

                                                 -----------    -----------
      Loss from operations before income taxes          (979)           (59)

Provision for income taxes                                (7)

                                                 ===========    ===========
      Net loss                                   ($      986)   ($       59)
                                                 ===========    ===========

      Net loss per share                         ($     0.16)   ($     0.03)
                                                 ===========    ===========

Weighted average number of shares outstanding      6,023,482      2,356,140
                                                 ===========    ===========


See accompanying notes to unaudited consolidated financial statements.


PEERLESS INDUSTRIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited
(Dollars in thousands)



                                            Three months  Three months
                                                ended       ended
                                              March 31,    March 31,
                                                 1996        1995
                                               --------    --------
Cash flows from operating activities:
  Net loss                                     ($   986)   ($    59)
  Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities:
    Depreciation and amortization                 1,887          11
   Gain on disposal of property
        and equipment                               (21)
    Changes in operating assets and
        liabilities                                  (7)       (173)
                                               --------    --------
     Net cash provided by (used in)
        operating activities                        873        (221)
                                               --------    --------

Cash flows from investing activities:
  Disposition (acquisitions) of property
        and equipment                              (307)          3
                                               --------    --------
    Net cash provided by (used in)
        investing activities                       (307)          3
                                               --------    --------

Cash flows from financing activities:
  Long-term debt:
    Borrowings                                   12,469
    Payments                                    (14,387)
  Net changes in short-term borrowings                          (15)
  Proceeds from issuance of stock and
        exercise of stock options                 1,386

    Net cash provided by (used in)
                                               --------    --------
        financing activities                       (532)        (15)
                                               --------    --------

Increase (decrease) in cash and cash
    equivalents                                $     34    ($   233)

Cash and cash equivalents:
  Beginning of year                                 108       2,608

                                               ========    ========
  End of year                                  $    142    $  2,375
                                               ========    ========


Changes in operating assets and liabilities:
  Accounts receivable                          $    495
  Inventories                                        69
  Other current assets                              144    ($   102)
  Accounts payable                                 (108)         40
  Accrued liabilities                              (778)       (111)
  Accrued pension benefit and postretirement
    healthcare benefit liabilities                  171

                                               ========    ========
                                               ($     7)   ($   173)
                                               ========    ========


See accompanying notes to unaudited consolidtated financial statements.


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.       Basis of Presentation:

The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1995.

The financial statements presented herein as of March 31, 1996 and 1995, and for the three months then ended reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

Effective July 25, 1995, the Board of Directors of the Company voted to change the Company's fiscal year end from the last Sunday in December of each year to December 31. This change in financial reporting is reflected in the first quarter ended March 31, 1996. This change in financial reporting did not have a material impact on the Company's reported results of operations or cash flows for the quarter.

2.       Acquisition:

The following table presents unaudited pro forma results of operations as if the Peerless acquisition had occurred at the beginning of fiscal 1995. These pro forma results have been prepared for informational purposes only and do not purport to be indicative of what would have occurred had the acquisition actually been made at January 1, 1995 or of results which may occur in the future.

                                   Three months ended       Three months ended
                                     March 31, 1996           March 31, 1995

Net sales                               $10,681                  $10,727

Net loss                                  ($986)                 ($1,118)

Net loss per share                       ($0.16)                  ($0.18)

Weighted average number of
  shares outstanding                  6,023,482                6,211,174



3.       Selected Financial Statement Information:

The following provides additional information for selected consolidated balance sheet accounts as of March 31, 1996 and December 31, 1995:

                                         March 31, 1996        December 31, 1995
Inventories:

Raw materials                               $2,332                   $1,688
Work-in-process                              2,976                    5,362
Finished goods                               6,414                    6,062
Supplies                                       505                      534
                                           -------                  -------
    Total                                  $12,227                  $13,646
                                           =======                  =======

4.       Shareholders' Equity:

In January and March 1996, the Company granted 579,000 options and warrants at an exercise price of $1.10 under the 1994 Plan to employees, consultants, advisers and Board of Directors of the Company, subject to shareholder approval increasing the number of shares available for grant under the 1994 Plan from 600,000 to 1,000,000 shares. These options principally vest 20% per year over five years. In May 1996, the shareholders of the Company approved the increase in the number of shares in the 1994 Plan from 600,000 to 1,000,000 shares.

In January 1996, the Company issued 1,227,273 shares of Class B Common Stock at $1.10 per share for $1,350,000 and 32,727 shares of Common Stock at $1.10 per share for $36,000.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), a new standard of accounting and reporting for stock-based compensation plans. The Company has not determined whether it will adopt the expense recognition provisions of SFAS No. 123 for stock-based compensation or the alternative expanded disclosures including pro forma disclosures as if the fair value based method of accounting had been followed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in Thousands)

General:

On December 15, 1995, Discus Acquisition Corporation, now Peerless Industrial Group, Inc., (the Company or Discus) completed the acquisition of Peerless Chain Company (Peerless) from Bridgewater Resources Corp. Peerless, a Minnesota-based company, is a manufacturer and distributor of long-standing branded consumer and industrial chain and other products throughout the United States. Peerless represents the "continuing operations" of the Company.

Prior to June 7, 1994, the Company operated ten Fuddruckers restaurants located in Minnesota, Missouri, Nebraska and Wisconsin. The Company sold or discontinued these operations in 1994 and 1995.

Effective July 25, 1995, the Board of Directors of the Company approved the change of the Company's fiscal year end from the last Sunday in December of each year to December 31. This change in financial reporting is reflected in the first quarter ended March 31, 1996. This change in financial reporting did not have a material impact on the Company's reported results of operations or cash flows for the quarter.

The following is a discussion and analysis of the Company's historical results of operations for the three months ended March 31, 1996 compared with the pro forma results of operations for the three months ended March 31, 1995 as if the acquisition of Peerless had occurred on January 1, 1995.

Results of Operations:

The following table sets forth selected historical and pro forma operating statement data for the Company.

                                     Three months ended       Three months ended
                                       March 31, 1996           March 31, 1995
                                                                   Pro Forma

Net sales                                 $10,681                  $10,727
Cost of sales                               9,408                    9,549

      Gross profit                          1,273                    1,178

Selling, general and
  administrative expenses                   1,868                    1,947

      Operating loss                         (595)                    (769)

Interest expense                             (405)                    (342)
Other income                                   21

      Loss from operations before
        income taxes                         (979)                  (1,111)

Provision for income taxes                     (7)                      (7)

      Net loss                              ($986)                 ($1,118)

      Net loss per share                   ($0.16)                  ($0.18)

Weighted average number of
  shares outstanding                    6,023,482                6,211,174


Net Sales:

Net sales decreased slightly to $10,681 in the first quarter of 1996 compared to pro forma net sales of $10,727 for the same period in 1995. The Company experienced a strong increase in traction chain sales during the first quarter of 1996 as a result of the severe winter which was offset by lower sales in the wire form business as the Company discontinued sales of a certain product line with low margins.

Cost of Sales:

Cost of sales decreased to $9,408 or 88.1% of net sales in the first quarter of 1996 compared to pro forma cost of sales of $9,549 or 89.0% of net sales for the same period in 1995. Margins improved slightly in 1996 due to the discontinuation of some low margin products. Both quarters reflect an inventory valuation write-up amortization of $1,350 related to the acquisition. The write-up is being amortized over the estimated inventory turns and is expected to be fully amortized in the second quarter. Excluding the effect of the inventory write-up amortization, cost of sales would have been $8,058 or 75.4% of net sales in the first quarter of 1996 and $8,199 or 76.4% of pro forma net sales in the same period in 1995.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased to $1,868 or 17.5% of net sales in the first quarter of 1996 compared to a pro forma expense of $1,947 or 18.2% of net sales for the same period in 1995. SG&A was consistent between the two periods except for minor reductions in operating costs at the Company resulting from concluding the acquisition of Peerless. In 1995, SG&A was slightly higher as the Company had certain expenditures in its search for potential acquisition candidates.

Interest Expense:

Interest expense was $63 higher at $405 in the first quarter of 1996 compared to a pro forma interest expense of $342 in the same period in 1995. Interest expense was higher due to a higher amount of borrowing to support a higher level of working capital in 1996.

Income Taxes:

Income taxes for the first quarter of 1996 and for pro forma 1995 were the same as a result of minimum taxes due to various taxing authorities.

Liquidity and Capital Resources:

As described in greater detail in the Company's Annual Report for 1995 on Form 10-KSB, the Company acquired Peerless on December 15, 1995 in a leveraged transaction, utilizing approximately $2.3 million of existing cash and cash equivalents that were acquired in June of 1994 from the sale of its discontinued restaurant operations, $4.2 million in equity raised in late 1995 and early 1996, and approximately $16.5 million in lender and seller financing.

The Company's CIT floating rate financing totaled approximately $14.6 million at March 31, 1996 and bears interest payable monthly that floats at rates ranging from .5% to 2.5% over the prime rate. Accordingly, the Company is subject to interest rate fluctuations. At March 31, 1996, the Company had outstanding $2.5 million of seller financing which carried a fixed interest rate (8%) payable monthly. In addition, $6.7 million of the original CIT term financing requires monthly scheduled principal repayments. The Company believes the cash flows from continuing operations are adequate to fund debt service.

Cash flow from operations was $873. A significant amount of these cash flows are due to depreciation and amortization, including the $1,350 amortization of the inventory valuation write-up associated with the acquisition. Cash flow of $7 was used for changes in operating assets and liabilities.

Net cash used in investing activities was $555. The Company had capital expenditures of $307 in the first quarter of 1996.

Net cash used in financing activities represents total reduction in debt of $1,918 offset by proceeds from an equity placement completed in January 1996 of $1,386. Under the terms of its lending agreement with CIT, the Company must make monthly payments of principal on its term loans. The CIT revolver is paid down with collections on receivables and additional amounts are borrowed thereunder by the Company as needed to finance operations.

Based on an evaluation of operating needs, market conditions and cash flows of the Company, the Company expects to expend approximately $1.5 million in capital expenditures during 1996. Approximately 50% of this amount is expected to be funded under a CAPEX line of credit with CIT. The remainder of the expenditures is expected to be funded by operations, which are largely supported by the CIT revolving credit facility.

Management believes that cash generated from operations and amounts available under its CIT revolving credit facility and CAPEX line of credit will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future. Funding availability under the CIT financing agreement is dependent on the Company's maintenance of adequate levels of borrowing base (inventory and receivables) as well as compliance with financial and technical covenants. There can be no assurance that additional financing will not be required or will be available if so required.

The Company did not pay dividends in the first quarter of 1996 and 1995, and restrictive covenants in the Peerless CIT credit facility significantly limit the Company's ability to pay dividends.



                                     Part II
                                Other Information

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders

         (a)      The 1996 Annual Meeting of Shareholders was held on May 1,
                  1996.

         (b) The following individuals were elected as directors at the Annual Meeting of Shareholders:

                  Reynold M. Anderson
                  William H. Spell
                  Harry W. Spell
                  Michael E. Platt
                  Richard W. Perkins
                  Bruce A. Richard
                  Brian K. Smith

         (c)      (1)      Election of seven directors for the ensuing year,
                           including one Class B Common Stock director, and until their successors shall be elected and duly qualified.

                                                FOR           WITHHOLD AUTHORITY

                  Common Stock Nominees

                    Reynold M. Anderson       3,191,850            5,075

                    William H. Spell          3,191,850            5,075

                    Harry W. Spell            3,191,850            5,075

                    Michael E. Platt          3,186,850           10,075

                    Richard W. Perkins        3,191,350            5,575

                    Bruce A. Richard          3,191,850            5,075

                  Class B Nominee

                    Brian K. Smith            1,227,273                0


                  (2) Amendment to Articles of Incorporation to change the Company's name to Peerless Industrial Group, Inc.

                              FOR       AGAINST    ABSTAIN     BROKER NON-VOTES

                           4,401,973     22,225       0                0

                  (3) Amendment to Articles of Incorporation to increase the Company's authorized shares from 10,000,000 to 30,000,000.

                              FOR       AGAINST    ABSTAIN     BROKER NON-VOTES

                           4,388,973     34,625      600              0

                  (4) Amendment to the Company's 1994 Stock Option Plan increasing the number of shares reserved thereunder for issuance of stock options from 600,000 shares to 1,000,000 shares and amends the terms and conditions and number of shares allocated thereunder for the automatic grant of stock options to outside directors.

                              FOR       AGAINST    ABSTAIN     BROKER NON-VOTES

                           4,381,873     41,325      700              300

                  (5) Ratification and approval of the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for the fiscal year ending December 31, 1996.

                              FOR       AGAINST    ABSTAIN     BROKER NON-VOTES

                           4,351,103          0     73,095            0

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit Number    Description

                  3.1          Articles of Incorporation, as amended.

                  27           Financial Data Schedule

         (b)      Reports on Form 8-K

                  Form 8-K, January 9, 1996 (filed January 22, 1996), Item 5 (disclosing the sale by the registrant to Northland Business Capital, L.L.P. of 1,227,273 shares of Class B Common Stock for an aggregate consideration of $1,350,000) and Item 7 (disclosing the stock purchase agreement dated January 9, 1996 between the registrant and Northland Business Capital, L.L.P. and the certificate of designation of Class B Common Stock).

                  Form 8-KA, December 14, 1995 (filed February 26, 1996), Item 7 (disclosing financial statements for Peerless Chain Company (a wholly owned subsidiary of Bridgewater Resources Corp.) and pro forma financial information for Discus Acquisition Corporation).



                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on May 15, 1996.


                                            PEERLESS INDUSTRIAL GROUP, INC.
                                            (Registrant)

                                            By: /s/ Robert E. Deter
                                                _______________________________
                                                Robert E. Deter
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)