Form 10QSB
period 1996-06-30
DISCUS ACQUISITION CORP
filed 1996-08-16
CIK 746156

THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FILED ON AUGUST 15, 1996
              PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB
                                 --------------

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996.

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

Yes      |X|               No       |_|

         State the number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 1996: 5,035,151 shares of Common Stock and 1,227,273 shares of Class B Common Stock.

         Transitional Small Business Disclosure Format

Yes      |_|               No       |X|



                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements

                PEERLESS INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                 THREE MONTHS        THREE MONTHS          SIX MONTHS           SIX MONTHS
                                                    ENDED               ENDED                ENDED                ENDED
                                                JUNE 30, 1996       JUNE 30, 1995        JUNE 30, 1996        JUNE 30, 1995
                                              ----------------    ---------------      ---------------      ----------------
Net Sales..................................    $    9,890         $                $    20,571        $
Cost of Sales..............................         8,643                               18,051
                                               ----------         ----------       -----------
    Gross Profit...........................         1,247                          $     2,520

Selling, general and administrative
    expenses...............................         1,839                 89             3,707               179
                                               ----------         ----------       -----------        ----------
    Operating Loss.........................          (592)               (89)           (1,187)             (179)

Interest expense...........................           374                                  779
Other income...............................                              (34)              (21)              (65)
                                               ----------         ----------       -----------        ----------

    Loss before income taxes...............          (966)               (55)           (1,945)             (114)

Provision for income taxes.................             7                                   14
                                               ----------         ----------       -----------

    Net loss...............................    $     (973)        $      (55)      $    (1,959)       $     (114)
                                               ==========         ==========       ===========        ==========

    Net loss per share.....................    $    (0.16)        $    (0.02)      $     (0.32)       $    (0.05)
                                               ==========         ==========       ===========        ==========

Weighted average number of shares
    outstanding............................     6,250,061          2,356,140         6,132,816         2,356,140
                                               ==========         ==========       ===========        ==========


See accompanying notes to unaudited consolidated financial statements.


                PEERLESS INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30, 1996          DECEMBER 31, 1995
                                                                  ------------------      --------------------

                                                                        unaudited


ASSETS
Current Assets
   Cash and cash equivalent....................................                           $    108
   Accounts receivable, net....................................      $  5,747                6,091
   Inventories.................................................        11,498               13,646
   Other current assets........................................           142                  510
                                                                     --------             --------

      Total current assets.....................................      $ 17,387             $ 20,355

Deferred tax assets............................................           153                  153
Property and equipment, net....................................        13,286               12,586
Intangible assets, net.........................................         5,631                6,403
                                                                     --------             --------

   Total assets................................................      $ 36,457             $ 39,497
                                                                     ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current portion of long-term debt...........................      $  9,331             $ 11,300
   Accounts payable............................................         2,608                2,823
   Accrued liabilities.........................................         3,141                3,770
   Current portion of accrued postretirement healthcare
       benefit liability.......................................           727                  670
                                                                     --------             --------

      Total current liabilities................................        15,807               18,563

Long-term debt, less current portion...........................         7,652                7,767
Accrued pension benefit liability..............................         1,242                1,687
Accrued postretirement healthcare benefit
   liability, less current portion.............................         7,226                6,386
                                                                     --------             --------

   Total liabilities...........................................        31,927               34,403
                                                                     --------             --------

Shareholders' equity:
   Common stock Class A, no par value;.........................         6,675                6,629
      30,000,000 shares authorized; 5,035,151 and 4,971,174 issued and outstanding at June 30, 1996 and December 31, 1995, respectively
   Common stock Class B, no par value;.........................         1,350
      1,227,273 issued and outstanding at June 30, 1996

   Accumulated deficit.........................................        (3,495)              (1,535)
                                                                     --------             --------

      Total shareholders' equity...............................         4,530                5,094
                                                                     --------             --------

      Total liabilities and shareholders' equity...............      $ 36,457             $ 39,497
                                                                     ========             ========




See accompanying notes to unaudited consolidated financial statements.


                PEERLESS INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                               SIX MONTHS          SIX MONTHS
                                                 ENDED               ENDED
                                             JUNE 30, 1996       JUNE 30, 1995
                                           ----------------    ---------------



Cash flows from operating activities:
    Net Loss...............................    $ (1,959)           $ (114)
    Adjustments to reconcile net loss to
         net cash provided by (used in)
         operating activities:
        Depreciation and amortization......       2,649                22
        (Gain) on disposal of property
         and equipment.....................         (21)
        Changes in operating assets and
         liabilities.......................         893              (204)
                                               --------            ------

    Net cash provided by (used in)
        operating activities...............       1,562              (296)
                                               ========            ======

Cash flows from investing activities:
    Acquisition costs......................        (282)
    Disposition (Acquisition) of property
        and equipment, net.................        (700)                4
                                               --------            ------

Net cash provided by (used in)
    investing activities...................        (982)                4
                                               ========            ======

Cash flows from financing activities:
    Long-term debt:
        Borrowings.........................      22,450
        Payments...........................     (24,534)              (64)
    Proceeds from issuance of stock and
        exercise of stock options..........       1,396
                                               --------

Net cash used in financing
    activities.............................        (688)              (64)
                                               ========            ======

    Decrease in cash and cash
        equivalents........................    $   (108)           $ (356)
    Cash and cash equivalents:
        Beginning of year..................         108             2,608
                                               --------            ------
    End of Year............................    $      0            $2,252
                                               ========            ======

Changes in operating assets and liabilities:
    Accounts receivable....................    $    344
    Inventories............................         573
    Other current assets...................         368
    Accounts payable.......................        (215)           $   27
    Accrued liabilities....................        (629)             (231)
    Accrued pension benefit liability......         452
                                               --------
                                               $    893            $ (204)
                                               ========            ======



PEERLESS INDUSTRIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.       Basis of Presentation

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

         The financial statements presented herein as of June 30, 1996 and for the three and six months then ended reflect, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

         Effective July 25, 1995, the Board of Directors of the Company voted to change the Company's fiscal year end from the last Sunday in December of each year to December 31. This change in financial reporting is reflected starting in the first quarter ended March 31, 1996. This change in financial reporting did not have a material impact on the Company's reported results of operations or cash flows for the quarter and six month period ended June 30, 1996.

2.       Acquisition

         The Company purchased all outstanding shares of common stock of Peerless Chain Company (Peerless) on December 15, 1995, for approximately $23,178 plus $1,268 in related acquisition costs. An additional $248 was incurred in acquisition related costs in the second quarter of 1996. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired company have been included in the consolidated statement of operations since the date of acquisition.

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


                                                                                2ND QTR. 1995
                                                        2ND QTR. 1996             PRO FORMA
                                                     -----------------     ---------------------



Net sales                                             $      9,890        $     9,717

         Loss from operations before income taxes             (966)              (202)

         Net loss                                             (973)              (209)
         Net loss per share                                  (0.16)             (0.03)



3.       Selected Financial Sheet Information

         The following provides additional information for selected consolidated balance sheet accounts as of June 30, 1996 and December 31, 1995:

                                             JUNE 30, 1996            DECEMBER 31, 1995
                                        ---------------------     ----------------------


Inventories:

Raw materials                                  $ 2,026                     $ 1,688

Work-in-progress                                 2,853                       5,362

Finished goods                                   6,056                       6,062

Supplies                                           563                         534
                                             ---------                    --------

     Total                                     $11,498                     $13,646




4.       Shareholders' Equity:

         In January and May 1996, the Company granted 579,000 options and warrants at an exercise price of $1.10 under the 1994 Plan to employees, consultants, advisers and Board of Directors of the Company, subject to shareholder approval increasing the number of shares available for grant under the 1994 Plan from 600,000 to 1,000,000 shares. These options principally vest 20% per year over five years. In the quarter ended June 30, 1996, the shareholders of the Company approved the increase in the number of shares in the 1994 Plan from 600,000 to 1,000,000 shares.

         In January 1996, the Company issued 1,260,000 shares of common stock at $1.10 per share for $1,386,000.

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

5.       Business and Credit Concentration:

         The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral from its customers. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and other information.


         The Company's most significant customer accounted for 15% and 16% of net sales in the quarter ended June 30, 1996 and June 30, 1995, respectively, and 18% of accounts receivable at June 30, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in Thousands)

         This discussion and analysis contains certain forward-looking terminology such as "believes," "anticipates," "will," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein and in other reports filed by the Company with the Securities and Exchange Commission.

         General: On December 15, 1995, Discus Acquisition Corporation, which subsequently changed its name to Peerless Industrial Group, Inc. (the Company), completed the acquisition of Peerless Chain Company (Peerless) from Bridgewater Resources Corp. Peerless, a Minnesota-based company, is a manufacturer and distributor of long-standing branded consumer and industrial chain and other products throughout the United States. Peerless represents the "continuing operations" of the Company.

         Prior to June 7, 1994, the Company operated ten Fuddruckers restaurants located in Minnesota, Missouri, Nebraska and Wisconsin. The Company sold or discontinued these operations in 1994 and 1995.

         Effective July 25, 1995, the Board of Directors of the Company voted to change the Company's fiscal year end from the last Sunday in December of each year to December 31. This change in financial reporting was reflected in the first quarter ended March 31, 1996. This change in financial reporting did not have a material impact on the Company's reported results of operations or cash flows for the quarter or six month period ended June 30, 1996.

         The following is a discussion and analysis of the Company's historical results of operations for the three months and six months ended June 30, 1996 compared with the pro forma results of operations for the three months and six months ended June 30, 1995 as if the acquisition of Peerless had occurred on January 1, 1995.

         Results of Operations: The following table sets forth selected historical and pro forma operating statement data for the Company.



                                                           2nd Qtr.                    2nd Qtr.
                               2ND QTR.                      1995                        YTD                    2nd Qtr.
                                 1996       Percents      Pro Forma      Percents        1996       Percent     YTD 1995
                              --------     --------      ----------     --------      --------     -------      Pro forma   Percent
Net sales                     $9,890                     $9,717                        $20,571                $20,444

Cost of sales                 8,643        87.39%        7,929          81.60%          18,051     87.75%      17,478         85.49%

         Gross profit         1,247        12.61%        1,788          18.40%           2,520     12.25%       2,966         14.51%

Selling, general and          1,839        18.59%        1,889          19.44%           3,707     18.02%       3,836         18.76%
administrative expenses

         Operating loss        (592)       -5.99%         (101)         -1.04%          (1,187)    -5.77%        (870)        -4.26%

Interest expense                374         3.78%          348           3.58%             779      3.79%         690          3.38%

Other income                                              (247)         -2.54%             (21)    -0.10%        (247)        -1.21%

         Loss from             (966)       -9.77%         (202)         -2.08%          (1,945)    -9.46%      (1,313)        -6.42%
         operation before
         income taxes

Provision for income taxes       (7)       -0.07%           (7)         -0.07%             (14)    -0.07%         (14)        -0.07%


         Net loss             ($973)       -9.84%        ($209)         -2.15%         ($1,959)    -9.52%     ($1,327)        -6.49%


         Net Sales: Net sales increased slightly to $9,890 in the second quarter of 1996 compared to pro forma net sales of $9,717 for the same period in 1995. The Company realized new sales from the introduction of its cordage product line
(rope). This new product line, which is sold through existing distribution channels, will complement the Company's core chain product line. On a year to date basis, net sales increased to $20,571 for the first half year 1996 compared to pro forma net sales of $20,444 for the same period in 1995. The Company experienced a strong increase in traction chain sales during the first quarter of 1996 as a result of the severe winter which was offset by lower sales in the wire form business as the Company discontinued sales of certain product lines with low margins. The second quarter introduction of the new cordage product line has begun to replace the discontinued wire form business.

         Cost of Sales: Cost of sales increased to $8,643 or 87.39% of net sales in the second quarter of 1996 compared to pro forma cost of sales of $7,929 or 81.60% of net sales for the same period in 1995. Price increases were difficult to accomplish due to competitive pressures, resulting in lower gross profit margins. In addition, the second quarter 1996 cost of sales was negatively impacted by a large inventory variance adjustment originating in the fourth quarter of 1995 due to lower production volumes as inventories were reduced. Both quarters reflect an inventory valuation write-up amortization related to the acquisition. The write-up is being amortized over the estimated inventory turns and was fully amortized in the second quarter. The second quarter of 1996 reflects a $225 amortization while the pro forma second quarter of 1995 reflects a $450 amortization. The 1995 pro forma assumes the acquisition took place on January 1, 1995, while the 1996 results reflect the actual December 15, 1995 acquisition date and the actual beginning date for the valuation write-up amortization. As a result, cost of sales as a percent of sales is expected to decrease in the balance of the year. Excluding the effect of the inventory write-up amortization, cost of sales would have been $8,418 or 85.1% of net sales in the second quarter of 1996 and $7,479 or 77.0% of pro forma net sales in the same period in 1995. On a year to date basis, cost of sales increased to $18,051 or 87.7% of net sales for the first half year of 1996 compared to pro forma cost of sales of $17,478 or 85.5% for the same period in 1995.

         During the second quarter of 1996, management took cost reduction measures to improve profitability. Eight support staff positions were eliminated. The favorable profit impact of those cost eliminations are expected to be reflected in the second half of 1996.

         Selling, General and Administrative expenses: Selling, general and administrative expenses (SG&A) decreased to $1,839 or 18.59% of net sales in the second quarter of 1996 compared to a pro forma expense of $1,889 or 19.44% of net sales for the same period in 1995. On a year to date basis, SG&A expenses decreased to $3,707 or 18.02% of net sales for the first half of 1996 compared to pro forma SG&A of $3,836 or 18.76% for the same period in 1995. SG&A was consistent between the two periods except for minor reductions in operating costs at the Company resulting from concluding the acquisition of Peerless. In 1995, SG&A was slightly higher as the Company had certain expenditures in its search for potential acquisition candidates.

         Interest Expense: Interest expense was $26 higher at $374 in the second quarter of 1996 compared to a pro forma interest expense of $348 in the same period in 1995. On a year to date basis, interest expense was $89 higher at $779 for the first half of 1996 compared to pro forma interest expense of $690 in the same period in 1995. Interest expense was higher due to a higher amount of borrowing to support a higher level of working capital in 1996.

         Other Income: In the second quarter of 1995, the Company recognized a $247 gain on the sale of a wire forming machine. No similar fixed asset sales occurred in 1996.

         Income Taxes: Income taxes for the second quarter and year to date 1996 and for pro forma 1995 were minimum taxes due to various taxing authorities. The amortization of various valuation write-ups in 1996, primarily the inventory write-up, is expected to cause the Company to break even for the year resulting in an effective tax rate of zero.

         Liquidity and Capital Resources: As described in greater detail in the Company's Annual Report for 1995 on Form 10-KSB, the Company acquired Peerless on December 15, 1995 in a leveraged transaction, utilizing approximately $2.3 million of existing cash and cash equivalents that originated in June of 1994 from the sale of its discontinued restaurant operations, $4.2 million in equity raised in late 1995 and early 1996, and approximately $16.5 million in lender and seller financing.

         The Company's CIT floating rate financing totaled approximately $14.5 million at June 30, 1996 and bears interest payable monthly that floats at rates ranging from .5% to 2.5% over the prime rate. Accordingly, the Company is subject to interest rate fluctuations. At June 30, 1996, only the seller financing of $2.5 million carries a fixed interest rate (8%) accrued quarterly, which represents a relatively minor portion of the overall debt incurred to acquire and operate Peerless. In addition, $6.7 million of the original CIT term financing requires monthly scheduled principal repayments. The Company believes the cash flows from continuing operations are adequate to fund debt service at current interest rate levels.

         Covenants associated with the senior debt require Peerless to maintain certain financial levels and ratios, including net worth and net income (loss) levels and fixed charge coverage and leverage ratios. Peerless must achieve budgeted performance at each month-end in 1996 and future years, as well as annual budgeted performance to remain in compliance with its financial ratio covenants. At June 30, 1996, the Company was not in compliance with certain financial covenants associated with the senior debt agreement. Management has held discussions with the lender and these events of noncompliance have been waived. Accordingly, the term loans continue to be classified as long term. Cash flow from operations continues to be positive and cost reductions implemented in the second quarter will have a favorable impact in the third and fourth quarters, allowing the Company to comply with all covenant ratios, however, there can be no assurance that the Company will be able to fully comply with all covenant ratios.

         Actual cash flows could materially differ from those expressed in the foregoing forward-looking statements. Actual sales are influenced by many factors including the weather and its corresponding effect on the Company's current estimates of net product shipments in 1996 and selling prices and could be negatively impacted by any downturn in demand for the Company's products. Such a downturn in demand could result if interest rates increase and, in turn, increase the costs to customers of maintaining their historical investment in inventories of the Company's products for resale to consumers or end users.

         Cash flow from operations was $1,562 for the six month period. A significant amount of these cash flows are due to amortization related to the inventory valuation write-up associated with the acquisition, including a total charge of $1,575 for the six month period. Cash flow of $893 was generated from changes in operating assets and liabilities during the six month period ending June 30, 1996.

         Net cash used in investing activities was $982 for the six month period ending June 30, 1996. The Company had capital expenditures of $762 offset by $62 of proceeds from the sale of capital assets for the six month period ending June 30, 1996. The Company also had additions to intangible assets resulting from additional acquisition related costs in the second quarter of 1996. As discussed below, the Company expects to expend approximately $1.5 million in capital expenditures in 1996.

         Net cash used in financing activities represents total reduction of debt of $2,084 offset by equity proceeds of $1,396. Under terms of its lending agreement with CIT, the Company has monthly principal payment requirement on its term loans. The CIT revolver is paid down with collections on receivables and additional amounts are borrowed under the line by the Company as needed to finance operations. During the second quarter the Company drew down $750 of its CAPEX line of credit with CIT.

         Based on an evaluation of operating needs, market conditions and cash flows of the Company, the Company expects to expend approximately $1.5 million in capital expenditures during 1996. Approximately, 50% of this amount has been funded under the CAPEX line of credit with CIT. The remainder of the expenditures will be funded by operations, which are largely supported by the CIT revolving credit facility. Actual capital expenditures are influenced by many factors, including product demand discussed under the caption "Net Sales" above and as a result actual capital expenditures could materially differ from those expressed in the foregoing forward-looking statements.

         Management believes that cash generated from operations and amounts available under its CIT revolving credit facility and CAPEX line of credit will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future. Funding availability under the CIT financing agreement is dependent on the Company's maintenance of adequate levels of borrowing base (inventory and receivables) as well as compliance with financial and technical covenants. There can be no assurance that additional financing will not be required. In addition, there can be no assurance that additional financing will be available. Actual financing available could materially differ from that expressed in the foregoing forward-looking statements.

         The Company did not pay dividends in the second quarter of 1996 and 1995, and restrictive covenants in the CIT credit facility significantly limit the Company's ability to pay dividends in the future.


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

                                                                   WITHHOLD
                                                        FOR        AUTHORITY

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

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on August 14, 1996.


                         PEERLESS INDUSTRIAL GROUP, INC.



                                         By: /s/William H. Spell
                                                William H. Spell
                                                Chief Executive Officer
                                                (Principal Executive Officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.



                 SIGNATURES                                         TITLE                                 DATE
- ------------------------------------------      ------------------------------------------      ----------------------



/s/William H. Spell                             Chief Executive Officer and Director                August 14, 1996
- -------------------
William H. Spell                                (Principal Executive Officer)



/s/Robert E. Deter                              Chief Financial Officer (Principal                  August 14, 1995
- ------------------
Robert E. Deter                                 Financial and Accounting Officer)

