Form 10QSB
period 1996-09-30
PEERLESS INDUSTRIAL GROUP INC
filed 1996-11-12
CIK 746156

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-QSB
                                 --------------

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996.

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

                  Yes      |X|              No       |_|

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1996: 5,045,151 shares of Common Stock and 1,227,273 shares of Class B Common Stock.

         Transitional Small Business Disclosure Format

                  Yes      |_|              No       |X|



                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements

                PEERLESS INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                 THREE MONTHS        THREE MONTHS         NINE MONTHS          NINE MONTHS
                                                    ENDED               ENDED                ENDED                ENDED
                                                SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                                     1996                1995                 1996                 1995
                                              ----------------    ---------------      ---------------      ----------------


Net sales..................................    $   11,583                          $    32,154
Cost of sales..............................         8,930                               26,981
                                               ----------                          -----------
    Gross profit...........................         2,653                                5,173

Selling, general and administrative
    expenses ..............................         1,678         $       86             5,385        $      265
                                               ----------         ----------       -----------        ----------
    Operating income (loss)................           975                (86)             (212)             (265)

Interest expense...........................           386                                1,165
Other income...............................                              (28)              (21)              (93)
                                               ----------         ----------       -----------        ----------

    Income (loss) before income taxes......           589                (58)           (1,356)             (172)

Provision for income taxes.................             7                                   21
                                               ----------         ----------       -----------

    Net income (loss)......................    $      582         $      (58)      $    (1,377)       $     (172)
                                               ==========         ==========       ===========        ==========

    Net income (loss) per share............    $      .09         $     (.02)      $      (.22)       $     (.07)
                                               ==========         ==========       ===========        ==========

Weighted average number of shares
    outstanding............................     6,262,424          2,356,140         6,176,334         2,356,140
                                               ==========         ==========       ===========        ==========


See accompanying notes to unaudited consolidated financial statements.





                PEERLESS INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                SEPTEMBER 30, 1996        DECEMBER 31, 1995
                                                               --------------------     --------------------
                                                                     Unaudited
ASSETS

Current assets
   Cash and cash equivalents...................................                                 $    108
   Accounts receivable, net....................................      $  6,880                      6,091
   Inventories.................................................        10,950                     13,646
   Other current assets........................................           292                        510
                                                                     --------                   --------

      Total current assets.....................................        18,122                     20,355

Deferred tax assets............................................           153                        153
Property and equipment, net....................................        13,123                     12,586
Intangible assets, net.........................................         5,529                      6,403
                                                                     --------                   --------

      Total assets.............................................      $ 36,927                   $ 39,497
                                                                     ========                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt...........................        10,040                     11,300
   Accounts payable............................................         2,791                      2,823
   Accrued liabilities.........................................         2,801                      3,770
   Current portion of accrued postretirement healthcare
       benefit liability.......................................           904                        670
                                                                     --------                   --------

      Total current liabilities................................        16,536                     18,563

Long-term debt, less current portion...........................         7,257                      7,767
Accrued pension benefit liability..............................           990                      1,687
Accrued postretirement healthcare benefit
   liability, less current portion.............................         7,032                      6,386
                                                                     --------                   --------

      Total liabilities........................................        31,815                     34,403
                                                                     --------                   --------

Shareholders' equity:
   Common stock Class A, no par value;.........................         6,675                      6,629
      30,000,000 shares authorized; 5,035,151 and 4,971,174
      issued and outstanding at September 30, 1996 and
      December 31, 1995, respectively
   Common stock Class B, no par value;.........................         1,350
      1,227,273 issued and outstanding at September 30, 1996

   Accumulated deficit.........................................        (2,913)                    (1,535)
                                                                     --------                   --------

      Total shareholders' equity...............................         5,112                      5,094
                                                                     --------                   --------

           Total liabilities and shareholders' equity..........      $ 36,927                   $ 39,497
                                                                     ========                   ========




See accompanying notes to unaudited consolidated financial statements.





                PEERLESS INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                 NINE MONTHS         NINE MONTHS
                                                    ENDED               ENDED
                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                     1996                1995
                                              ----------------    ---------------
Cash flows from operating activities:
    Net loss...............................    $ (1,377)               $ (172)
    Adjustments to reconcile net loss to
         net cash provided by (used in)
         operating activities:
        Depreciation and amortization......       3,204                    26
        (Gain) loss on disposal of property
         and equipment.....................         (21)                   43
        Changes in operating assets and
         liabilities.......................        (269)                  (61)
                                               --------                ------

    Net cash provided by (used in)
        operating activities...............       1,537                  (164)
                                               ========                ======

Cash flows from investing activities:
    Acquisition costs......................        (283)
    Purchase (sale) of property
        and equipment......................        (988)                  446
    Deferred acquisition costs incurred
        in connection with proposed
        acquisition........................                              (111)
                                               --------                ------

Net cash provided by (used in)
    investing activities...................      (1,271)                  335
                                               ========                ======

Cash flows from financing activities:
    Long-term debt:
        Borrowings.........................      33,939
        Payments...........................     (35,709)                 (513)
    Proceeds from issuance of stock and
        exercise of stock options..........       1,396                     6
                                               --------                ------

Net cash used in financing
    activities.............................        (374)                 (507)
                                               ========                ======

    Decrease in cash and cash
        equivalents........................        (108)                 (336)
    Cash and cash equivalents:
        Beginning of year..................         108                 2,608
                                               --------                ------
        End of year........................    $                       $2,272
                                               ========                ======

Changes in operating assets and liabilities:
    Accounts receivable....................    $   (790)
    Inventories............................       1,121
    Other current assets...................         218
    Accounts payable.......................         (32)               $   92
    Accrued liabilities....................        (969)                 (153)
    Accrued pension benefit liability......         183
                                               --------                ------
                                               $   (269)               $  (61)
                                               ========                ======





PEERLESS INDUSTRIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.       Basis of Presentation of Interim Financial Statements:

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

         The financial statements presented herein as of September 30, 1996 and for the three and nine months then ended reflect, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

         Effective July 25, 1995, the Board of Directors of the Company voted to change the Company's fiscal year end from the last Sunday in December of each year to December 31. This change in financial reporting is reflected starting in the first quarter ended March 31, 1996. This change in financial reporting did not have a material impact on the Company's reported results of operations or cash flows for the quarter and nine month period ended September 30, 1996.

2.       Acquisition:

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


                                                                                 3RD QTR. 1995
                                                         3RD QTR. 1996             PRO FORMA
                                                      -----------------     ---------------------
Net sales                                              $     11,583               $    10,807
         Income from operations before income taxes             589                        70
         Net income                                    $        582               $        62
                  Net income per share                 $        .09               $       .01




3.       Selected Balance Sheet Information:

         The following provides additional information for selected consolidated balance sheet accounts as of September 30, 1996 and December 31, 1995:


                        SEPTEMBER 30, 1996          DECEMBER 31, 1995
                      ---------------------      ----------------------
Inventories:

Raw materials                         $1,952                    $ 1,688

Work-in-process                        3,353                      5,362

Finished goods                         5,092                      6,062

Supplies                                 553                        534
                                   ---------                   --------

Total                                $10,950                    $13,646


4.       Shareholders' Equity:

         In January and May 1996, the Company granted 579,000 options and warrants at an exercise price of $1.10 under the 1994 Plan to employees, consultants, advisers and Board of Directors of the Company, subject to shareholder approval increasing the number of shares available for grant under the 1994 Plan from 600,000 to 1,000,000 shares. These options principally vest 20% per year over five years. During the second quarter, the shareholders of the Company approved the increase in the number of shares in the 1994 Plan from 600,000 to 1,000,000 shares.

         In January 1996, the Company issued 1,260,000 total shares of combined class A and class B common stock at $1.10 per share for $1,386.

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

         The Company's most significant customer accounted for 24% and 29% of net sales in the quarter ended September 30, 1996 and September 30, 1995, respectively, and 20% of net sales in the nine month periods ending September 30, 1996 and 1995, and 19% of accounts receivable at September 30, 1996.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in Thousands)

         THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," AND "INTENDS," OR COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. POTENTIAL PURCHASERS OF THE COMPANY'S SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN.

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

         Effective July 25, 1995, the Company changed its fiscal year end from the last Sunday in December of each year to December 31. This change in financial reporting was reflected in the first quarter ended March 31, 1996. This change in financial reporting did not have a material impact on the Company's reported results of operations or cash flows for the quarter or nine month period ended September 30, 1996.

         The following is a discussion and analysis of the Company's historical results of operations for the three months and nine months ended September 30, 1996 compared with the pro forma results of operations for the three months and nine months ended September 30, 1995, as if the acquisition of Peerless had occurred on January 1, 1995.

         RESULTS OF OPERATIONS: The following table sets forth selected historical and pro forma operating statement data for the Company.




                                                           3rd Qtr.
                               3RD QTR.        Percent       1995        Percent       3rd Qtr.
                                 1996         of Sales    Pro Forma      of Sales      YTD 1996
                              --------        --------    ----------     --------     ---------
Net sales                       $ 11,583                  $  10,807                    $ 32,154

Cost of sales                      8,930       77.10%         8,509        78.74%        26,981

   Gross profit                    2,653       22.90%         2,298        21.26%         5,173

Selling, general and               1,678       14.49%         1,866        17.27%         5,385
administrative expenses

   Operating income (loss)           975        8.42%           432         4.00%          (212)

Interest expense                     386        3.33%           362         3.35%         1,165

Other income                         (21)

   Income (loss) from                589        5.09%            70         0.65%        (1,356)
   operations before
   income taxes

Provision for income taxes             7       -0.06%             8        -0.07%            21

         Net income (loss)      $    582        5.02%      $     62         0.57%      $( 1,377)




                       (WIDE TABLE CONTINUED FROM ABOVE)



                                             3rd Qtr.
                                                YTD
                                 Percent      1995 Pro        PERCENT
                                 of Sales       Forma        OF SALES
                                 --------     --------        --------

Net sales                                    $   31,251

Cost of sales                     83.91%         25,987        83.16%

   Gross profit                   16.09%          5,264        16.84%

Selling, general and              16.75%          5,702        18.25%
administrative expenses

   Operating income (loss)        -0.66%           (438)       -1.40%

Interest expense                   3.62%          1,052         3.37%

Other income                      -0.07%           (247)       -0.79%

   Income (loss) from             -4.22%         (1,243)       -3.98%
   operations before
   income taxes

Provision for income taxes        -0.07%             22        -0.07%

         Net income (loss)        -4.28%       $( 1,265)       -4.05%




         Net Sales: Net sales increased to $11,583 in the third quarter of 1996 compared to pro forma net sales of $10,807 for the same period in 1995. The Company experienced weaker pre-season traction sales during the third quarter of 1996 compared to the same period in 1995, but this was offset by a stronger quarter for the wire form business. The Company continued to realize new sales from the introduction of its cordage product line (rope). This new product line, which is sold through existing distribution channels, will complement the Company's core chain product line. An increase in the core chain product line reflected the recovery of the chain industry from the weakness that occurred in the first half of 1996.

         On a year-to-date basis, net sales increased to $32,154 compared to pro forma net sales of $31,251 for the same period in 1995. The Company experienced a strong increase in traction chain sales during the first quarter of 1996 as a result of the severe winter which was offset by lower sales in the wire form business as the Company discontinued sales of certain product lines with low margins. The core chain product line has shown stable growth over the period from January 1, 1995 to the present date.

         Cost of Sales: Cost of sales increased to $8,930 or 77.1% of net sales in the third quarter of 1996 compared to pro forma cost of sales of $8,509 or 78.74% of net sales for the same period in 1995. Price increases were difficult to accomplish due to competitive markets, but efforts by management to reduce costs resulted in improved gross profit margins. Eight support staff positions were eliminated during the second quarter of 1996. The favorable profit impact of those cost eliminations is now being realized in the second half of 1996.

         On a year-to-date basis, cost of sales increased to $26,981 or 83.91% of net sales compared to pro forma cost of sales of $25,987 or 83.16% for the same period in 1995. The year-to-date cost of sales reflects an inventory valuation write-up amortization related to the acquisition. The write-up was amortized over estimated inventory turns and was fully amortized in the first half of 1996. The year-to-date 1996 cost of sales reflects $1,575 of amortization while the pro forma year-to-date 1995 cost of sales reflects $1,800 of amortization. The 1995 pro forma results assume the acquisition took place on January 1, 1995, while the 1996 results reflect the actual December 15, 1995 acquisition date. Excluding the effect of the inventory write- up amortization, cost of sales would have been $25,406 or 79.0% of net sales for the nine months of 1996 and $24,187 or 77.4% of pro forma net sales in the same period in 1995.

         Selling, General and Administrative expenses: Selling, general and administrative expenses (SG&A) decreased to $1,678 or 14.49% of net sales in the third quarter of 1996 compared to a pro forma expense of $1,866 or 17.27% of net sales for the same period in 1995. On a year-to-date basis, SG&A expenses decreased to $5,385 or 16.75% of net sales compared to pro forma SG&A of $5,702 or 18.25% for the same period in 1995. SG&A was consistent between the two periods except for reductions in operating costs at the Company resulting from concluding the acquisition of Peerless. In 1995, SG&A was slightly higher as the Company incurred certain expenditures in its search for potential acquisition candidates.

         Interest Expense: Interest expense increased by $24 to $386 in the third quarter of 1996 compared to pro forma interest expense of $362 in the same period in 1995. On a year-to-date basis, interest expense increased by $113 to $1,165 compared to pro forma interest expense of $1,052 in the same period in 1995. Interest expense was higher due to a higher amount of borrowing to support a higher level of working capital in 1996.

         Other Income: In the second quarter of 1995, the Company recognized a $247 gain on the sale of a wire forming machine. No similar fixed asset sales occurred in 1996.

         Income Taxes: Income taxes for the third quarter and year-to-date 1996 and for pro forma 1995 were minimum taxes due to various taxing authorities. As stated earlier, the Company had amortization of valuation write-ups of $1,575 for the nine month period ending September 30, 1996, which resulted in the Company having a pre-tax loss for the nine month period, accordingly, the amortization of various valuation write-ups in 1996, primarily the inventory write-up, is expected to cause the Company to break even for the year resulting in an effective tax rate of zero.

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

         The Company's CIT floating rate financing totaled approximately $14.8 million at September 30, 1996 and bears interest payable monthly that floats at rates ranging from .5% to 2.5% over the prime rate. Accordingly, the Company is subject to interest rate fluctuations. At September 30, 1996, only the seller financing of $2.5 million carries a fixed interest rate (8%) accrued quarterly, which represents a relatively minor portion of the overall debt incurred to acquire and operate Peerless. In addition, $6.7 million of the original CIT term financing requires monthly scheduled principal repayments. The Company believes the cash flows from continuing operations are adequate to fund debt service at current interest rate levels.

         Covenants associated with the senior debt require Peerless to maintain certain financial levels and ratios, including net worth and net income (loss) levels and fixed charge coverage and leverage ratios. Peerless is required to achieve budgeted performance at each month-end in 1996 and future years, as well as annual budgeted performance to remain in compliance with its financial ratio covenants. At September 30, 1996, the Company was not in compliance with certain financial covenants associated with the senior debt agreement. Management has held discussions with the lender and these events of noncompliance have been waived. Accordingly, the term loans continue to be classified as long-term. Cash flow from operations continues to be positive and cost reductions implemented in the second quarter have had a favorable impact in the third quarter and are expected to continue to have a favorable impact in the fourth quarter allowing the Company to comply with all covenant ratios, however, there can be no assurance that the Company will be able to fully comply with all covenant ratios.

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

         Cash flow from operations was $1,537 for the nine month period ending September 30, 1996. A significant amount of these cash flows are due to amortization of the inventory valuation write-up associated with the acquisition, including a total charge of $1,575 for such nine month period. Cash flow of $269 was used from changes in operating assets and liabilities during the nine month period ending September 30, 1996.

         Net cash used in investing activities was $1,271 for the nine month period ending September 30, 1996. The Company had capital expenditures of $1,050 offset by $62 of proceeds from the sale of capital assets for the nine month period ending September 30, 1996. The Company also had additions to intangible assets resulting from additional acquisition related costs in the second quarter of 1996. As discussed below, the Company expects to expend approximately $1.5 million in capital expenditures in 1996.

         Net cash used in financing activities represents total reduction of debt of $1,770 offset by equity proceeds of $1,396. Under terms of its lending agreement with CIT, the Company has a monthly principal payment requirement on its term loans. The CIT revolver is paid down with collections on receivables. Additional amounts are borrowed under the line by the Company as needed to finance operations. During the second quarter, the Company drew down $750 of its CAPEX line of credit with CIT.

         Based on an evaluation of operating needs, market conditions and cash flows of the Company, the Company expects to expend approximately $1.5 million in capital expenditures during 1996. Approximately 50% of this amount has been funded under the CAPEX line of credit with CIT. The remainder of the expenditures will be funded by operations, which are largely supported by the CIT revolving credit facility. Actual capital expenditures are influenced by many factors, including product demand discussed under the caption "Net Sales" above and, as a result, actual capital expenditures could materially differ from those expressed in the foregoing forward-looking statements.

         Management believes that cash generated from operations and amounts available under its CIT revolving credit facility and CAPEX line of credit will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future. Funding availability under the CIT financing agreement is dependent on the Company's maintenance of adequate levels of borrowing base (inventory and receivables) as well as compliance with financial and technical covenants. There can be no assurance that additional financing will not be required. In addition, there can be no assurance that additional financing will be available. Actual financing needs could materially differ from that expressed in the foregoing forward- looking statements.

         The Company did not pay dividends in the third quarters of 1996 or 1995, and restrictive covenants in the CIT credit facility significantly limit the Company's ability to pay dividends in the future.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders

         Not applicable.

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





                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on November 11, 1996.


                         PEERLESS INDUSTRIAL GROUP, INC.



                             By: /s/ William H. Spell
                                     William H. Spell
                                     Chief Executive Officer
                                     (Principal Executive Officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.



                 SIGNATURES                                         TITLE                                 DATE
------------------------------------------      ------------------------------------------      ----------------------




/s/ William H. Spell                            Chief Executive Officer and Director               November 11, 1996
William H. Spell                                (Principal Executive Officer)



/s/ Robert E. Deter                             Chief Financial Officer (Principal                 November 11, 1996
Robert E. Deter                                 Financial and Accounting Officer)
