Form 10QSB/A
period 1996-03-31
PEERLESS INDUSTRIAL GROUP INC
filed 1997-03-31
CIK 746156

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 --------------


                                  FORM 10-QSB/A
                                 --------------


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
Unaudited
(Dollars in thousands)


                                                  March 31,   December 31,
                                                     1996        1995
                                                   --------    --------
ASSETS

Current assets:
`                                                  $    142    $    108
  Accounts receivable                                 5,596       6,091
  Inventories                                        12,227      14,093
  Other current assets                                  366         510

                                                   --------    --------
      Total current assets                           18,331      20,802

Deferred tax assets                                     153         153
Property and equipment, net                          12,413      12,586
Intangible assets, net                                5,931       5,956

                                                   ========    ========
      Total assets                                 $ 36,828    $ 39,497
                                                   ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                $  9,750    $ 11,300
  Accounts payable                                    2,715       2,823
  Accrued liabilities                                 2,992       3,770
  Current portion of accrued postretirement             670         670
    healthcare benefit liability
                                                   --------    --------
      Total current liabilities                      16,127      18,563

Long-term debt, less current portion                  7,399       7,767
Accrued pension benefit liability                     1,774       1,687
Accrued postretirement healthcare benefit
      liability, less current portion                 6,470       6,386

                                                   --------    --------
      Total liabilities                              31,770      34,403
                                                   --------    --------


Shareholders' equity:
Common stock, no par value;
  30,000,000 shares authorized
  Common stock; 5,003,901 and
  4,971,174 issued and                                6,665       6,629
  outstanding at March 31, 1996 and
  December 31, 1995, respectively
  Common stock Class B; 1,227,273 issued and
  outstanding at                                      1,350
  March 31, 1996
  Accumulated deficit                                (2,957)     (1,535)

                                                   --------    --------
      Total shareholders' equity                      5,058       5,094
                                                   --------    --------

                                                   ========    ========
      Total liabilities and shareholders' equity   $ 36,828    $ 39,497
                                                   ========    ========


See accompanying notes to unaudited consolidated financial statements.

PEERLESS INDUSTRIAL GROUP, INC.
Consolidated Statements of Operations
Unaudited
(Dollars in thousands, except per share data)


                                               Three months     Three months
                                                   ended            ended
                                               March 31, 1996  March 31, 1995
                                                 -----------    -----------
Net sales                                        $    10,681
Cost of sales                                          9,855

                                                 -----------    -----------
      Gross profit                                       826              0

Selling, general and administrative expenses           1,857             90

                                                 -----------    -----------
      Operating loss                                  (1,031)           (90)

Interest expense                                        (405)
Interest income                                                          31
Other income                                              21

                                                 -----------    -----------
      Loss from operations before income taxes        (1,415)           (59)

Provision for income taxes                                (7)

                                                 ===========    ===========
      Net loss                                   ($    1,422)   ($       59)
                                                 ===========    ===========

      Net loss per share                         ($     0.24)   ($     0.03)
                                                 ===========    ===========

Weighted average number of shares outstanding      6,023,482      2,356,140
                                                 ===========    ===========


See accompanying notes to unaudited consolidated financial statements.


PEERLESS INDUSTRIAL GROUP, INC.
Consolidated Statements of Cash Flows
Unaudited
(Dollars in thousands)




                                            Three months  Three months
                                                ended       ended
                                              March 31,    March 31,
                                                 1996        1995
                                               --------    --------
Cash flows from operating activities:
  Net loss                                     ($ 1,422)   ($    59)
  Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities:
    Depreciation and amortization                 1,876          11
   Gain on disposal of property
        and equipment                               (21)
    Changes in operating assets and
        liabilities                                 440        (173)
                                               --------    --------
     Net cash provided by (used in)
        operating activities                        873        (221)
                                               --------    --------

Cash flows from investing activities:
  Disposition (acquisitions) of property
        and equipment                              (307)          3
                                               --------    --------
    Net cash provided by (used in)
        investing activities                       (307)          3
                                               --------    --------

Cash flows from financing activities:
  Long-term debt:
    Borrowings                                   12,469
    Payments                                    (14,387)
  Net changes in short-term borrowings                          (15)
  Proceeds from issuance of stock and
        exercise of stock options                 1,386

    Net cash provided by (used in)
                                               --------    --------
        financing activities                       (532)        (15)
                                               --------    --------

Increase (decrease) in cash and cash
    equivalents                                $     34    ($   233)

Cash and cash equivalents:
  Beginning of year                                 108       2,608

                                               ========    ========
  End of year                                  $    142    $  2,375
                                               ========    ========


Changes in operating assets and liabilities:
  Accounts receivable                          $    495
  Inventories                                       516
  Other current assets                              144    ($   102)
  Accounts payable                                 (108)         40
  Accrued liabilities                              (778)       (111)
  Accrued pension benefit and postretirement
    healthcare benefit liabilities                  171

                                               ========    ========
                                               $    440    ($   173)
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


                                   Three months ended       Three months ended
                                     March 31, 1996           March 31, 1995

Net sales                               $10,681                  $10,727

Net loss                                ($1,422)                 ($1,118)

Net loss per share                       ($0.24)                  ($0.18)

Weighted average number of
  shares outstanding                  6,023,482                6,211,174



3.       Selected Financial Statement Information:

The following provides additional information for selected consolidated balance sheet accounts as of March 31, 1996 and December 31, 1995:


                                         March 31, 1996        December 31, 1995
Inventories:

Raw materials                               $2,332                   $1,688
Work-in-process                              2,976                    5,585
Finished goods                               6,414                    6,286
Supplies                                       505                      534
                                           -------                  -------
    Total                                  $12,227                  $14,093
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


5.       Restatement:

         The consolidated balance sheets as of December 31, 1995, and March 31, 1996, have been restated to add $447 of inventory costs previously classified as intangible assets as of December 31, 1995. The consolidated statement of operations for the quarter ended March 31, 1996, has been restated to add the $447 increase in first quarter costs of goods sold related to the increase in inventory as of December 31, 1995, and the $11 decrease in first quarter amortization of intangible assets. The consolidated statement of cash flows for the quarter ended March 31, 1996, has also been restated as a result of the aforementioned adjustments.


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


                                     Three months ended       Three months ended
                                       March 31, 1996           March 31, 1995
                                                                   Pro Forma

Net sales                                 $10,681                  $10,727
Cost of sales                               9,855                    9,549

      Gross profit                            826                    1,178

Selling, general and
  administrative expenses                   1,857                   1,947

      Operating loss                       (1,031)                    (769)

Interest expense                             (405)                    (342)
Other income                                   21

      Loss from operations before
        income taxes                       (1,415)                  (1,111)

Provision for income taxes                     (7)                      (7)

      Net loss                            ($1,422)                 ($1,118)

      Net loss per share                   ($0.24)                  ($0.18)

Weighted average number of
  shares outstanding                    6,023,482                6,211,174


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

Cost of Sales:


Cost of sales increased to $9,855 or 92.3% of net sales in the first quarter of 1996 compared to pro forma cost of sales of $9,549 or 89.0% of net sales for the same period in 1995. Margins decreased slightly primarily due to competitive pricing pressures. Both quarters reflect an inventory valuation write-up amortization of $1,350 related to the acquisition. The write-up is being amortized over the estimated inventory turns and is expected to be fully amortized in the second quarter. Excluding the effect of the inventory write-up amortization, cost of sales would have been $8,505 or 79.6% of net sales in the first quarter of 1996 and $8,199 or 76.4% of pro forma net sales in the same period in 1995.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased to $1,857 or 17.4% of net sales in the first quarter of 1996 compared to a pro forma expense of $1,947 or 18.2% of net sales for the same period in 1995. SG&A was consistent between the two periods except for minor reductions in operating costs at the Company resulting from concluding the acquisition of Peerless. In 1995, SG&A was slightly higher as the Company had certain expenditures in its search for potential acquisition candidates.


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


Cash flow from operations was $873. A significant amount of these cash flows are due to depreciation and amortization, including the $1,350 amortization of the inventory valuation write-up associated with the acquisition. Cash flow of $440 was provided by changes in operating assets and liabilities.


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

Item 4.  Submission of Matters to a Vote of Security-Holders


         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the first quarter of 1996.


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




                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 28, 1997.


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