Form 10QSB/A
period 1996-06-30
PEERLESS INDUSTRIAL GROUP INC
filed 1997-03-31
CIK 746156

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


                                                 THREE MONTHS        THREE MONTHS          SIX MONTHS           SIX MONTHS
                                                    ENDED               ENDED                ENDED                ENDED
                                                JUNE 30, 1996       JUNE 30, 1995        JUNE 30, 1996        JUNE 30, 1995
                                              ----------------    ---------------      ---------------      ----------------

Net Sales..................................    $    9,890         $                $    20,571        $
Cost of Sales..............................         8,643                               18,498
                                               ----------         ----------       -----------
    Gross Profit...........................         1,247                          $     2,073

Selling, general and administrative
    expenses...............................         1,839                 89             3,696               179
                                               ----------         ----------       -----------        ----------
    Operating Loss.........................          (592)               (89)           (1,623)             (179)

Interest expense...........................           374                                  779
Other income...............................                              (34)              (21)              (65)
                                               ----------         ----------       -----------        ----------

    Loss before income taxes...............          (966)               (55)           (2,381)             (114)

Provision for income taxes.................             7                                   14
                                               ----------         ----------       -----------

    Net loss...............................    $     (973)        $      (55)      $    (2,395)       $     (114)
                                               ==========         ==========       ===========        ==========

    Net loss per share.....................    $    (0.16)        $    (0.02)      $     (0.39)       $    (0.05)
                                               ==========         ==========       ===========        ==========

Weighted average number of shares
    outstanding............................     6,250,061          2,356,140         6,132,816         2,356,140
                                               ==========         ==========       ===========        ==========


See accompanying notes to unaudited consolidated financial statements.


                PEERLESS INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30, 1996          DECEMBER 31, 1995
                                                                  ------------------      --------------------

                                                                        unaudited


ASSETS
Current Assets
   Cash and cash equivalent....................................                           $    108
   Accounts receivable, net....................................      $  5,747                6,091
   Inventories.................................................        11,498               14,093
   Other current assets........................................           142                  510
                                                                     --------             --------

      Total current assets.....................................      $ 17,387             $ 20,802

Deferred tax assets............................................           153                  153
Property and equipment, net....................................        12,305               12,586
Intangible assets, net.........................................         6,177                5,956
                                                                     --------             --------

   Total assets................................................      $ 36,022             $ 39,497
                                                                     ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current portion of long-term debt...........................      $  9,331             $ 11,300
   Accounts payable............................................         2,608                2,823
   Accrued liabilities.........................................         3,141                3,770
   Current portion of accrued postretirement healthcare
       benefit liability.......................................           727                  670
                                                                     --------             --------

      Total current liabilities................................        15,807               18,563

Long-term debt, less current portion...........................         7,652                7,767
Accrued pension benefit liability..............................         1,242                1,687
Accrued postretirement healthcare benefit
   liability, less current portion.............................         7,226                6,386
                                                                     --------             --------

   Total liabilities...........................................        31,927               34,403
                                                                     --------             --------

Shareholders' equity:
   Common stock Class A, no par value;.........................         6,675                6,629
      30,000,000 shares authorized; 5,035,151 and 4,971,174 issued and outstanding at June 30, 1996 and December 31, 1995, respectively
   Common stock Class B, no par value;.........................         1,350
      1,227,273 issued and outstanding at June 30, 1996

   Accumulated deficit.........................................        (3,930)              (1,535)
                                                                     --------             --------

      Total shareholders' equity...............................         4,095                5,094
                                                                     --------             --------

      Total liabilities and shareholders' equity...............      $ 36,022             $ 39,497
                                                                     ========             ========




See accompanying notes to unaudited consolidated financial statements.


                PEERLESS INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                               SIX MONTHS          SIX MONTHS
                                                 ENDED               ENDED
                                             JUNE 30, 1996       JUNE 30, 1995
                                           ----------------    ---------------




Cash flows from operating activities:
    Net Loss...............................    $ (2,395)           $ (114)
    Adjustments to reconcile net loss to
         net cash provided by (used in)
         operating activities:
        Depreciation and amortization......       2,638                22
        (Gain) on disposal of property
         and equipment.....................         (21)
        Changes in operating assets and
         liabilities.......................       1,340              (204)
                                               --------            ------

    Net cash provided by (used in)
        operating activities...............       1,562              (296)
                                               ========            ======

Cash flows from investing activities:
    Acquisition costs......................        (282)
    Disposition (Acquisition) of property
        and equipment, net.................        (700)                4
                                               --------            ------

Net cash provided by (used in)
    investing activities...................        (982)                4
                                               ========            ======

Cash flows from financing activities:
    Long-term debt:
        Borrowings.........................      22,450
        Payments...........................     (24,534)              (64)
    Proceeds from issuance of stock and
        exercise of stock options..........       1,396
                                               --------

Net cash used in financing
    activities.............................        (688)              (64)
                                               ========            ======

    Decrease in cash and cash
        equivalents........................    $   (108)           $ (356)
    Cash and cash equivalents:
        Beginning of year..................         108             2,608
                                               --------            ------
    End of Year............................    $      0            $2,252
                                               ========            ======

Changes in operating assets and liabilities:
    Accounts receivable....................    $    344
    Inventories............................       1,020
    Other current assets...................         368
    Accounts payable.......................        (215)           $   27
    Accrued liabilities....................        (629)             (231)
    Accrued pension benefit liability......         452
                                               --------
                                               $  1,340            $ (204)
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


                                                                                2ND QTR. 1995
                                                        2ND QTR. 1996             PRO FORMA
                                                     -----------------     ---------------------



Net sales                                             $      9,890        $     9,717

         Loss from operations before income taxes             (966)              (202)

         Net loss                                             (973)              (209)
         Net loss per share                                  (0.16)             (0.03)



3.       Selected Financial Sheet Information

         The following provides additional information for selected consolidated balance sheet accounts as of June 30, 1996 and December 31, 1995:


                                             JUNE 30, 1996            DECEMBER 31, 1995
                                        ---------------------     ----------------------


Inventories:

Raw materials                                  $ 2,026                     $ 1,688

Work-in-progress                                 2,853                       5,585

Finished goods                                   6,056                       6,286

Supplies                                           563                         534
                                             ---------                    --------

     Total                                     $11,498                     $14,093





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


6.       Restatement:

         The consolidated balance sheets as of December 31, 1995, and June 30, 1996, have been restated to add $447 of inventory costs previously classified as intangible assets as of December 31, 1995. The consolidated statement of operations for the six months ended June 30, 1996, has been restated to reflect the $447 increase in first quarter costs of goods sold related to the increase in inventory as of December 31, 1995, and the $11 decrease in first quarter amortization of intangible assets.

         The consolidated balance sheet as of June 30, 1996, has also been restated to add $982 of goodwill previously classified as property and equipment. The consolidated statement of cash flows for the six months ended June 30, 1996, has also been restated as a result of the aforementioned adjustments.


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




                                                           2nd Qtr.                    2nd Qtr.                 2nd Qtr.
                               2ND QTR.                      1995                        YTD                    YTD 1995
                                 1996       Percents      Pro Forma      Percents        1996       Percent     Pro forma   Percent
                              --------     --------      ----------     --------      --------     -------      ---------   -------
Net sales                     $9,890                     $9,717                        $20,571                   $20,444

Cost of sales                 8,643        87.39%        7,929          81.60%          18,498     89.92%         17,478      85.49%

         Gross profit         1,247        12.61%        1,788          18.40%           2,073     10.08%          2,966      14.51%

Selling, general and          1,839        18.59%        1,889          19.44%           3,696     17.97%          3,836      18.76%
administrative expenses

         Operating loss        (592)       -5.99%         (101)         -1.04%          (1,623)    -7.89%           (870)     -4.26%

Interest expense                374         3.78%          348           3.58%             779      3.79%            690       3.38%

Other income                                              (247)         -2.54%             (21)    -0.10%           (247)     -1.21%

         Loss from             (966)       -9.77%         (202)         -2.08%          (2,381)   -11.57%         (1,313)     -6.42%
         operation before
         income taxes

Provision for income taxes       (7)       -0.07%           (7)         -0.07%             (14)    -0.07%            (14)     -0.07%


         Net loss             ($973)       -9.84%        ($209)         -2.15%         ($2,395)   -11.64%        ($1,327)     -6.49%


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


         Cost of Sales: Cost of sales increased to $8,643 or 87.39% of net sales in the second quarter of 1996 compared to pro forma cost of sales of $7,929 or 81.60% of net sales for the same period in 1995. Price increases were difficult to accomplish due to competitive pressures, resulting in lower gross profit margins. In addition, the second quarter 1996 cost of sales was negatively impacted by a large inventory variance adjustment originating in the fourth quarter of 1995 due to lower production volumes as inventories were reduced. Both quarters reflect an inventory valuation write-up amortization related to the acquisition. The write-up is being amortized over the estimated inventory turns and was fully amortized in the second quarter. The second quarter of 1996 reflects a $225 amortization while the pro forma second quarter of 1995 reflects a $450 amortization. The 1995 pro forma assumes the acquisition took place on January 1, 1995, while the 1996 results reflect the actual December 15, 1995 acquisition date and the actual beginning date for the valuation write-up amortization. As a result, cost of sales as a percent of sales is expected to decrease in the balance of the year. Excluding the effect of the inventory write-up amortization, cost of sales would have been $8,418 or 85.1% of net sales in the second quarter of 1996 and $7,479 or 77.0% of pro forma net sales in the same period in 1995. On a year to date basis, cost of sales increased to $18,498 or 89.9% of net sales for the first half year of 1996 compared to pro forma cost of sales of $17,478 or 85.5% for the same period in 1995.


         During the second quarter of 1996, management took cost reduction measures to improve profitability. Eight support staff positions were eliminated. The favorable profit impact of those cost eliminations are expected to be reflected in the second half of 1996.


         Selling, General and Administrative expenses: Selling, general and administrative expenses (SG&A) decreased to $1,839 or 18.59% of net sales in the second quarter of 1996 compared to a pro forma expense of $1,889 or 19.44% of net sales for the same period in 1995. On a year to date basis, SG&A expenses decreased to $3,696 or 17.97% of net sales for the first half of 1996 compared to pro forma SG&A of $3,836 or 18.76% for the same period in 1995. SG&A was consistent between the two periods except for minor reductions in operating costs at the Company resulting from concluding the acquisition of Peerless. In 1995, SG&A was slightly higher as the Company had certain expenditures in its search for potential acquisition candidates.


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


         Cash flow from operations was $1,562 for the six month period. A significant amount of these cash flows are due to amortization related to the inventory valuation write-up associated with the acquisition, including a total charge of $1,575 for the six month period. Cash flow of $1,340 was generated from changes in operating assets and liabilities during the six month period ending June 30, 1996.


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



                         PEERLESS INDUSTRIAL GROUP, INC.

                         (Registrant)

                                         By: /s/ Robert E. Deter
                                                 Robert E. Deter
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)