Form 10QSB/A
period 1996-09-30
PEERLESS INDUSTRIAL GROUP INC
filed 1997-03-31
CIK 746156

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


                                                 THREE MONTHS        THREE MONTHS         NINE MONTHS          NINE MONTHS
                                                    ENDED               ENDED                ENDED                ENDED
                                                SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                                     1996                1995                 1996                 1995
                                              ----------------    ---------------      ---------------      ----------------




Net sales..................................    $   11,583                          $    32,154
Cost of sales..............................         8,873                               27,371
                                               ----------                          -----------
    Gross profit...........................         2,710                                4,783

Selling, general and administrative
    expenses ..............................         1,688         $       86             5,384        $      265
                                               ----------         ----------       -----------        ----------
    Operating income (loss)................         1,022                (86)             (601)             (265)

Interest expense...........................           386                                1,165
Other income...............................                              (28)              (21)              (93)
                                               ----------         ----------       -----------        ----------

    Income (loss) before income taxes......           636                (58)           (1,745)             (172)

Provision for income taxes.................             7                                   21
                                               ----------         ----------       -----------

    Net income (loss)......................    $      629         $      (58)      $    (1,766)       $     (172)
                                               ==========         ==========       ===========        ==========

    Net income (loss) per share............    $      .10         $     (.02)      $      (.29)       $     (.07)
                                               ==========         ==========       ===========        ==========

Weighted average number of shares
    outstanding............................     6,262,424          2,356,140         6,176,334         2,356,140
                                               ==========         ==========       ===========        ==========



See accompanying notes to unaudited consolidated financial statements.





                PEERLESS INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                SEPTEMBER 30, 1996        DECEMBER 31, 1995
                                                               --------------------     --------------------
                                                                     Unaudited
ASSETS


Current assets
   Cash and cash equivalents...................................                                 $    108
   Accounts receivable, net....................................      $  6,880                      6,091
   Inventories.................................................        10,950                     14,093
   Other current assets........................................           292                        510
                                                                     --------                   --------

      Total current assets.....................................        18,122                     20,802

Deferred tax assets............................................           153                        153
Property and equipment, net....................................        12,199                     12,586
Intangible assets, net.........................................         6,065                      5,956
                                                                     --------                   --------

      Total assets.............................................      $ 36,539                   $ 39,497
                                                                     ========                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt...........................        10,040                     11,300
   Accounts payable............................................         2,791                      2,823
   Accrued liabilities.........................................         2,801                      3,770
   Current portion of accrued postretirement healthcare
       benefit liability.......................................           904                        670
                                                                     --------                   --------

      Total current liabilities................................        16,536                     18,563

Long-term debt, less current portion...........................         7,257                      7,767
Accrued pension benefit liability..............................           990                      1,687
Accrued postretirement healthcare benefit
   liability, less current portion.............................         7,032                      6,386
                                                                     --------                   --------

      Total liabilities........................................        31,815                     34,403
                                                                     --------                   --------

Shareholders' equity:
   Common stock Class A, no par value;.........................         6,675                      6,629
      30,000,000 shares authorized; 5,035,151 and 4,971,174
      issued and outstanding at September 30, 1996 and
      December 31, 1995, respectively
   Common stock Class B, no par value;.........................         1,350
      1,227,273 issued and outstanding at September 30, 1996

   Accumulated deficit.........................................        (3,301)                    (1,535)
                                                                     --------                   --------

      Total shareholders' equity...............................         4,724                      5,094
                                                                     --------                   --------

           Total liabilities and shareholders' equity..........      $ 36,539                   $ 39,497
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





                PEERLESS INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED


                                                 NINE MONTHS         NINE MONTHS
                                                    ENDED               ENDED
                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                     1996                1995
                                              ----------------    ---------------
Cash flows from operating activities:
    Net loss...............................    $ (1,766)               $ (172)
    Adjustments to reconcile net loss to
         net cash provided by (used in)
         operating activities:
        Depreciation and amortization......       3,146                    26
        (Gain) loss on disposal of property
         and equipment.....................         (21)                   43
        Changes in operating assets and
         liabilities.......................         178                   (61)
                                               --------                ------

    Net cash provided by (used in)
        operating activities...............       1,537                  (164)
                                               ========                ======

Cash flows from investing activities:
    Acquisition costs......................        (283)
    Purchase (sale) of property
        and equipment......................        (988)                  446
    Deferred acquisition costs incurred
        in connection with proposed
        acquisition........................                              (111)
                                               --------                ------

Net cash provided by (used in)
    investing activities...................      (1,271)                  335
                                               ========                ======

Cash flows from financing activities:
    Long-term debt:
        Borrowings.........................      33,939
        Payments...........................     (35,709)                 (513)
    Proceeds from issuance of stock and
        exercise of stock options..........       1,396                     6
                                               --------                ------

Net cash used in financing
    activities.............................        (374)                 (507)
                                               ========                ======

    Decrease in cash and cash
        equivalents........................        (108)                 (336)
    Cash and cash equivalents:
        Beginning of year..................         108                 2,608
                                               --------                ------
        End of year........................    $                       $2,272
                                               ========                ======

Changes in operating assets and liabilities:
    Accounts receivable....................    $   (790)
    Inventories............................       1,568
    Other current assets...................         218
    Accounts payable.......................         (32)               $   92
    Accrued liabilities....................        (969)                 (153)
    Accrued pension benefit liability......         183
                                               --------                ------
                                               $    178                $  (61)
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



                                                                                 3RD QTR. 1995
                                                         3RD QTR. 1996             PRO FORMA
                                                      -----------------     ---------------------
Net sales                                              $     11,583               $    10,807
         Income from operations before income taxes             636                        70
         Net income                                    $        629               $        62
                  Net income per share                 $        .10               $       .01





3.       Selected Balance Sheet Information:

         The following provides additional information for selected consolidated balance sheet accounts as of September 30, 1996 and December 31, 1995:



                        SEPTEMBER 30, 1996          DECEMBER 31, 1995
                      ---------------------      ----------------------
Inventories:

Raw materials                         $1,952                    $ 1,688

Work-in-process                        3,353                      5,585

Finished goods                         5,092                      6,286

Supplies                                 553                        534
                                   ---------                   --------

Total                                $10,950                    $14,093



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


6.       Restatement:

        The consolidated balance sheets as of December 31, 1995, and September 30, 1996, have been restated to add $447 of inventory costs previously classified as intangible assets as of December 31, 1995. The consolidated statement of operations for the nine months ended September 30, 1996, has been restated to reflect the $447 increase in first quarter costs of goods sold related to the increase in inventory as of December 31, 1995, and the $11 decrease in first quarter amortization of intangible assets.

         The consolidated balance sheet as of September 30, 1996, has also been restated to add $982 of goodwill previously classified as property and equipment during the second quarter of 1996. The effect of the restatement was to decrease third quarter depreciation expense by $57 and to increase third quarter amortization of intangible assets by $10. The consolidated statement of cash flows for the nine months ended September 30, 1996, has also been restated as a result of the aforementioned adjustments.


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





                                                           3rd Qtr.
                               3RD QTR.        Percent       1995        Percent       3rd Qtr.
                                 1996         of Sales    Pro Forma      of Sales      YTD 1996
                              --------        --------    ----------     --------     ---------
Net sales                       $ 11,583                  $  10,807                    $ 32,154

Cost of sales                      8,873       76.60%         8,509        78.74%        27,371

   Gross profit                    2,710       23.40%         2,298        21.26%         4,783

Selling, general and               1,688       14.57%         1,866        17.27%         5,384
administrative expenses

   Operating income (loss)         1,022        8.82%           432         4.00%          (601)

Interest expense                     386        3.33%           362         3.35%         1,165

Other income                                                                                (21)

   Income (loss) from                636        5.49%            70         0.65%        (1,745)
   operations before
   income taxes

Provision for income taxes             7       -0.06%             8        -0.07%            21

         Net income (loss)      $    629        5.43%      $     62         0.57%      $( 1,766)





                       (WIDE TABLE CONTINUED FROM ABOVE)



                                             3rd Qtr.
                                                YTD
                                 Percent      1995 Pro        PERCENT
                                 of Sales       Forma        OF SALES
                                 --------     --------        --------

Net sales                                    $   31,251

Cost of sales                     85.12%         25,987        83.16%

   Gross profit                   14.88%          5,264        16.84%

Selling, general and              16.74%          5,702        18.25%
administrative expenses

   Operating income (loss)        -1.87%           (438)       -1.40%

Interest expense                   3.62%          1,052         3.37%

Other income                      -0.07%           (247)       -0.79%

   Income (loss) from             -5.43%         (1,243)       -3.98%
   operations before
   income taxes

Provision for income taxes        -0.07%             22        -0.07%

         Net income (loss)        -5.49%       $( 1,265)       -4.05%




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


         Cost of Sales: Cost of sales increased to $8,873 or 76.6% of net sales in the third quarter of 1996 compared to pro forma cost of sales of $8,509 or 78.74% of net sales for the same period in 1995. Price increases were difficult to accomplish due to competitive markets, but efforts by management to reduce costs resulted in improved gross profit margins. Eight support staff positions were eliminated during the second quarter of 1996. The favorable profit impact of those cost eliminations is now being realized in the second half of 1996.

         On a year-to-date basis, cost of sales increased to $27,371 or 85.12% of net sales compared to pro forma cost of sales of $25,987 or 83.16% for the same period in 1995. The year-to-date cost of sales reflects an inventory valuation write-up amortization related to the acquisition. The write-up was amortized over estimated inventory turns and was fully amortized in the first half of 1996. The year-to-date 1996 cost of sales reflects $1,575 of amortization while the pro forma year-to-date 1995 cost of sales reflects $1,800 of amortization. The 1995 pro forma results assume the acquisition took place on January 1, 1995, while the 1996 results reflect the actual December 15, 1995 acquisition date. Excluding the effect of the inventory write- up amortization, cost of sales would have been $25,796 or 80.2% of net sales for the nine months of 1996 and $24,187 or 77.4% of pro forma net sales in the same period in 1995.

         Selling, General and Administrative expenses: Selling, general and administrative expenses (SG&A) decreased to $1,688 or 14.57% of net sales in the third quarter of 1996 compared to a pro forma expense of $1,866 or 17.27% of net sales for the same period in 1995. On a year-to-date basis, SG&A expenses decreased to $5,384 or 16.74% of net sales compared to pro forma SG&A of $5,702 or 18.25% for the same period in 1995. SG&A was consistent between the two periods except for reductions in operating costs at the Company resulting from concluding the acquisition of Peerless. In 1995, SG&A was slightly higher as the Company incurred certain expenditures in its search for potential acquisition candidates.


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


         Cash flow from operations was $1,537 for the nine month period ending September 30, 1996. A significant amount of these cash flows are due to amortization of the inventory valuation write-up associated with the acquisition, including a total charge of $1,575 for such nine month period. Cash flow of $178 was provided by changes in operating assets and liabilities during the nine month period ending September 30, 1996.


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