Form 10KSB
period 1996-12-31
PEERLESS INDUSTRIAL GROUP INC
filed 1997-03-31
CIK 746156

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-13826

                         PEERLESS INDUSTRIAL GROUP, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          MINNESOTA                                               41-1456350
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

2430 METROPOLITAN CENTRE, 333 SOUTH SEVENTH STREET, MINNEAPOLIS, MINNESOTA 55402
          (Address of Principal Executive Offices, including Zip Code)
                                 (612) 305-0339
                (Issuer's Telephone Number, including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK (NO PAR VALUE)
                                (Title of Class)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $45,002,000.

     The aggregate market value of the voting stock held by non-affiliates of the issuer based on the average bid and asked prices of the common stock as reported on the Bulletin Board operated by the National Association of Securities Dealers, Inc. as of March 3, 1997 was approximately $8,624,583.

     The number of shares of the common stock of the registrant outstanding as of March 3, 1997 was 6,272,424, including 1,227,273 Class B Common Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  None.

                                TABLE OF CONTENTS
                                -----------------

                                                                                             Page
                                                                                             ----

PART I.......................................................................................  1

       ITEM 1.    DESCRIPTION OF BUSINESS....................................................  1
       ITEM 2.    DESCRIPTION OF PROPERTY....................................................  4
       ITEM 3.    LEGAL PROCEEDINGS..........................................................  4
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................  4

PART II......................................................................................  5

       ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS....................................................................  5
       ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..................................................  6
       ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA................................. 12
       ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE....................................................... 31

PART III..................................................................................... 31

       ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF
                  1934....................................................................... 31
       ITEM 10.   EXECUTIVE COMPENSATION..................................................... 33
       ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............. 35
       ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................. 37
       ITEM 13.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K........... 38


                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

STRATEGIC REPOSITIONING OF THE COMPANY

         In June 1994, Discus Acquisition Corporation, now Peerless Industrial Group, Inc. (the "Company"), sold to Fuddruckers Inc. its nine franchised Fuddruckers(R) restaurants for a purchase price of approximately $5.5 million. The restaurants sold included nine units operated by the Company's subsidiaries in Minneapolis-St. Paul (4), Milwaukee (1), St. Louis (3) and Omaha (1). The Company's remaining operations and property consisting of a Fuddruckers(R) restaurant operated in Cottage Grove, Minnesota and a limited partnership interest in a non-Fuddruckers restaurant facility were disposed of in 1995. The Company used the major portion of the net proceeds from the sale of the restaurants after payment of obligations, together with other equity and debt financing raised in 1995 and 1996, to acquire Peerless Chain Company in December 1995.

         The Company was incorporated in Minnesota in 1983. Its principal executive offices are located at 2430 Metropolitan Centre, 333 South Seventh Street, Minneapolis, Minnesota 55402. Its telephone number is (612) 371-9650.

         Effective May 1, 1996, Discus Acquisition Corporation was renamed Peerless Industrial Group, Inc.

GENERAL

         The Company's business is conducted through its operating subsidiaries, Peerless Chain Company, founded in 1917 in Winona, Minnesota, and Peerless Chain of Iowa Inc. (together "Peerless"). The business of Peerless is comprised of one industry segment: the manufacture and sale of a varied line of traction products, all types of hardware and industrial chain, and wire form products in various lengths, diameters and shapes.

         Principal Products, Markets and Methods of Distribution. Peerless' products, consisting primarily of hardware and industrial chain, traction products (tire chains) and wire form products, are sold to customers throughout the United States and most of Canada with expanding sales in Latin America. Its major customers include retailers and distributors engaged in selling automotive, farm, hardware and home center products, industrial and specialty distributors and original equipment manufacturers ("OEM").

         Traction Products. Peerless' traction products primarily include automobile, farm tractor, truck, snowblower and garden tractor tire chains available in numerous sizes, weights, and cross link designs. Traction cable products for automobiles and light trucks are also manufactured and sold.

         Hardware and Industrial Chain. These chains include a broad variety of both welded and unwelded chain available in various link sizes and designs, finishes and wire diameters up to 13". Many of these chains are sold in straight, continuous lengths of 100 feet or more and are merchandised with special packaging and displays to facilitate resale by retail customers. A substantial portion of Peerless' chain sales is comprised of chain assemblies fabricated by Peerless with attachments. Applications for Peerless' lower strength chains and chain assemblies include an extremely broad range of home, farm, shop and recreational uses, such as for animal restraints, playground equipment, padlocks, boats, sign hangings, towing, load binding and comparatively light lifting. Higher strength chain and chain assemblies have many heavy duty industrial and commercial applications, such as auto tie downs, flailing, heavy binding, and heavy overhead lifting and hoisting.

         Wire Form Products. Peerless has the wire forming, welding, flattening, punching and plating capacities to manufacture a wide variety of wire form products calling for a continuous piece or pieces of wire. Principal examples of its numerous products include axles for toys, peg board hooks, "S" hooks, soft tie-down hooks and hitch pin clips. A significant portion of Peerless wire form products is custom designed to meet specific customer requirements. The balance of its wire form products is sold to a broad range of retail customers and to support Peerless traction products.

         Sources and Availability of Raw Materials. Peerless' operations are based upon the continuing availability of steel, primarily in the form of steel wire rod, special wire, chain attachments and forgings, all of which are now generally available to it at competitive prices from alternative sources of supply.

         Patents. Peerless has four U.S. patents relating to its products. Management believes its success depends primarily on the proprietary know-how, the manufacturing skills and marketing abilities of its employees.

SALES AND DISTRIBUTION

         Peerless' sales network presently consists of direct employee sales people and selected manufacturers' representative firms. Major retail, distributor and OEM customers are served from Peerless' manufacturing facilities in Minnesota and Iowa and strategically located company distribution centers within the United States. Foreign sales are generally served through distributors. Peerless-owned distribution centers are maintained in Atlanta, Georgia; Dallas, Texas; and Sparks, Nevada; with public warehouse facilities utilized in Denver, Colorado; and York, Pennsylvania to provide regional customers with convenient, quick service. Many sizable customers have been added over the past several years due to improved deliveries, a higher level of customer service, continuing efforts to become more cost effective, adaptation of information technology and expanded product assortments. Peerless does not make a material portion of its annual sales to any government.

         Peerless has developed a major relationship with its primary customer, Wal-Mart, which accounted for approximately 22% and 18% of total sales for fiscal years 1996 and 1995, respectively. While other significant customers are served by Peerless, management believes that the loss of one such customer would not materially affect operating results.

         Seasonal Operations. Apart from traction products, Peerless' business is not seasonal in nature. The major portion of traction product sales occurs from September to January in anticipation of consumer and commercial use during the winter season. These sales also fluctuate according to winter severity. Despite these seasonal aspects, manufacture of traction products is relatively even throughout the year with inventory stockpiled until needed.

         Backlog. Since purchase orders for Peerless products are generally processed and shipped within one to three weeks, Peerless' backlog of unfilled orders is not significant to its business. It generally endeavors to maintain a 30 to 60 day inventory of standardized products, work-in-process and raw materials. Backlog as of December 31, 1996 was $2,754,000, as compared to $3,954,000 on the same date in 1995. See Item 6 in this Form 10-KSB for a discussion of the economic and climatic conditions which contributed to this decrease.

COMPETITION

         Peerless is subject to substantial competition with respect to all of its product groups. Management believes it is one of the major manufacturers of hardware and industrial chain in the country. There are four other significant manufacturers of these products, which are part of large companies and have greater financial resources than Peerless. There are several other smaller competitors which are quite cost effective for the products they manufacture. In the absence of published statistics for the industry or for specific competitors, it is not possible to state reliably Peerless' relative position in the industry, although management believes it is the third leading producer of chain products in the country. Peerless also competes with many small, independent or local firms, as well as with a number of larger national firms, in the manufacture of wire form products, but it does not believe that it is a significant entity in this industry. Management believes that its products are generally competitive in price, product quality and performance, and speed of manufacture and delivery, the principal competitive factors in the foregoing industries.

         Peerless maintains an engineering staff, headed by its Director of Engineering. This staff includes design and industrial engineers, draftsmen and a metallurgist. These employees expend a substantial portion of their time designing and developing new equipment or improving the operation of existing equipment to upgrade product quality. Although engineering, research and development expenditures have not been significant in themselves, these expenditures and the need for ever greater productive capacity have led to substantial capital expenditures and are anticipated to lead to substantial new and replacement equipment expenditures annually in the immediately foreseeable future. Such expenditures during 1996 were approximately $1,555,000 compared to $3,174,000 for Peerless' fiscal 1995 (including expenditures prior to the acquisition by the Company).

COMPLIANCE WITH ENVIRONMENTAL PROVISIONS

         Peerless believes that compliance with federal, state and local statutes, ordinances and regulations, which have been enacted or adopted to regulate the discharge of materials into the environment, will not have a material adverse effect upon its capital expenditures, earnings or competitive position in the foreseeable future, and that it is presently in substantial compliance with all such provisions applicable to it. Accordingly, Peerless does not anticipate the need to make any material capital expenditures for environmental control facilities in the foreseeable future.

EMPLOYEES

         At December 31, 1996, Peerless had 322 employees, of which 320 were full-time, 223 of whom were engaged in production, 16 in engineering, 28 in sales, 30 in clerical and 25 in administrative capacities. Two persons were employed in various capacities on a part-time basis.

         Approximately 195 employees at Peerless' Winona, Minnesota plant are represented by the Winona Chain Makers, Local 1030, affiliated with the International Association of Machinists and Aerospace Workers, under an agreement effective September 1, 1994, expiring September 1, 1997. Peerless experienced an eleven-day strike in September 1991. Management believes that its current relations with its union and non-union employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:

NAME                             AGE          POSITION
----                             ---          --------

Harry W. Spell                   73           Chairman and Director

William H. Spell                 40           Chief Executive Officer and
                                              Director

Jan C. van Osnabrugge            54           President

Robert E. Deter                  52           Chief Financial Officer

Bruce A. Richard                 67           Secretary and Director

         Harry W. Spell has been a Director of the Company since 1994 and is the father of William H. Spell. He has been Chairman of the Board of Eagle Pacific Industries, Inc. ("Eagle Pacific") since 1992. Eagle Pacific manufactures PVC pipe and polyethylene tubing in plants in Nebraska, Oregon and Utah. He was employed by Northern States Power from 1949 until August 1988, when he retired from all positions. Mr. Spell was Senior Vice President - Finance and Chief Financial Officer of Northern States Power Company from May 1983 until April 1988. Mr. Spell currently serves as a Director of Appliance Recycling Centers of America, Inc.

         William H. Spell has been a Director of the Company since 1994 and is the son of Harry W. Spell. He has been Chief Executive Officer of Eagle Pacific and a member of its Board of Directors since January 1992. From October 1990 through May 1993, Mr. Spell was a founder and President of National Acquisition Corp., a public company which merged with Garment Graphics, Inc., a designer, producer and marketer of silk-screen imprinted, embroidered and decorative activewear. From 1981 to May of 1988, Mr. Spell was Vice President and Director of Corporate Finance for John G. Kinnard and Company, Incorporated, a regional investment banking firm. Mr. Spell holds a BS degree and an MBA from the University of Minnesota. Mr. Spell is subject to an employment agreement with the Company dated December 13, 1995.

         Jan C. van Osnabrugge has been employed by Peerless since January 1994 and served as President of the Company since December 1995. Prior to joining Peerless, he served as Chief Executive Officer of Wolfking Belam BV (NL) from September 1992 through September 1993. Between November 1990 and September 1992 he was employed by Stork RMS BV and Stork NON BV in various executive capacities, including Chief Executive Officer and Vice President of Sales and Marketing. Mr. van Osnabrugge is subject to an employment agreement with the Company dated December 13, 1995.

         Robert E. Deter has been employed by Peerless since 1979. Mr. Deter served as Peerless' Controller from 1987 to April 1995 and as its Chief Financial Officer from April 1995 to December 1995, when he was named Chief Financial Officer of the Company. Mr. Deter is subject to an employment agreement with the Company dated December 13, 1995.

         Bruce A. Richard has been a Director of the Company since 1994 and currently serves as its Secretary. He has been a Director of Eagle Pacific since March 1992, is its Vice Chairman, and has served as its Vice Chairman, Secretary, Treasurer and a Director since September 1993. From 1985 through October 1986, he was President and Chief Operating Officer of Northern States Power Company, from which duties he retired. From July 1954 through 1984, Mr. Richard held various management and other positions with Northern States Power Company.

         All executive officers are elected by the Company's Board of Directors and serve subject to termination, resignation or until their successors are duly elected.

ITEM 2. DESCRIPTION OF PROPERTY

         The executive offices of Peerless Industrial Group, Inc. are located at 2430 Metropolitan Centre, 333 South Seventh Street, Minneapolis, Minnesota. The principal manufacturing operations of Peerless are located at a one acre site located in Winona, Minnesota. The Minnesota manufacturing facility consists of a 324,700 square foot building and an adjacent 13,000 square foot office building which is not currently utilized by Peerless. The facility is leased from CPA Peerless Limited Partnership under a full net lease expiring in July 2011 and providing for monthly rent in the amount of $121,952 subject to increases tied to the Consumer Price Index in 2001 and 2006. Peerless' Iowa manufacturing facility consists of a 30,000 square foot building located in Manchester, Iowa, leased from Manchester Enterprises, Inc., under a lease expiring in 2005. The Manchester lease provides for an annual net rent of approximately $83,040. Peerless also leases warehouse facilities in Manchester, Iowa; Atlanta, Georgia; Dallas, Texas; and Sparks, Nevada.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to litigation in the ordinary course of its business, generally involving product liability claims for which the Company submits claims to its product insurance carrier. The Company does not expect that any pending claims or proceedings will have a material adverse effect upon the Company or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's most recently completed fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded under the symbol "PEER" on a limited basis in the over-the-counter market on the Bulletin Board, an interdealer electronic quotation system operated by the National Association of Securities Dealers, Inc. for securities not quoted on the Nasdaq SmallCap Market or the Nasdaq National Market System. From August 1985 until June 1992, the Company's Common Stock was traded on Nasdaq under the symbol "DISC." On June 17, 1992, the Company's Common Stock was delisted from Nasdaq because its capital and surplus and the bid price of its Common Stock did not meet requirements for continued listing. Bid prices reflect interdealer prices, without retail markups, markdowns or commissions and may not reflect actual transactions.

                          1995                       1996
                    ----------------          ------------------
                    HIGH         LOW          HIGH           LOW
                    ----         ---          ----           ---
Calendar Quarter
      First         7/8          7/8          1-7/8         1-5/8
      Second        1-1/8        7/8          2-1/8         1-7/8
      Third         1-3/4        1            1-1/2         1-1/8
      Fourth        1-1/2        1-1/4        1-5/16        1-5/16

         The loss of the Nasdaq listing for the Company's Common Stock has had an adverse effect on the market for such shares because the shares are classified as a "designated security" under Rule 15c2-6 of the Securities and Exchange Commission (the "Commission"). Under such rule, a broker or dealer may not effect transactions in a designated security unless the transaction is exempt or the broker or dealer has made certain suitability determinations, obtained information from the purchaser, and maintains certain information, all procedures which discourage trading in the Company's shares.

         The Company has paid no dividends on its Common Stock since its inception, and the Board of Directors intends to retain any earnings for use in operations for the foreseeable future. At March 20, 1997, the Company had 376 Class A shareholders of record and one Class B shareholder of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

TWO YEAR SUMMARY
(dollars in thousands, except per share data)


                                          1996               1995                1995
                                       HISTORICAL         HISTORICAL(1)       PRO FORMA (2)
                                      -----------         -----------         -----------
Net sales                             $    45,002         $     1,419         $    41,951
Cost of sales                              36,495               1,162              33,798
                                      -----------         -----------         -----------
  Gross profit                              8,507                 257               8,153

Selling, general and
 administrative expenses                    7,327                 513               7,354
                                      -----------         -----------         -----------

  Operating income (loss)                   1,180                (256)                799
Interest expense                           (1,543)                (32)             (1,404)
Other income                                   25                 116                 304
                                      -----------         -----------         -----------
  Loss before income taxes                   (338)               (172)               (301)
Benefit (provision) for
 income taxes                                 123                 (30)                (30)
                                      -----------         -----------         -----------
  Net loss                                   (215)               (202)               (331)
                                      ===========         ===========         ===========

Net loss per common share             $      (.03)        $      (.08)        $      (.05)
                                      ===========         ===========         ===========

Weighted average number of
 common shares outstanding (3)          6,223,490           2,508,334           6,221,174
                                      ===========         ===========         ===========


BALANCE SHEET DATA
                                          AS OF        AS OF
                                      DECEMBER 31,  DECEMBER 31,
                                          1996        1995
                                         -------     -------
Working Capital                          $ 3,213     $ 1,923
Total Assets                              38,395      39,497
Long-term debt, less current portion       6,861       7,767
Shareholders' Equity                       6,278       5,094

(1) Includes the results of operations of the Company's wholly-owned subsidiary, Peerless Chain Company, for the period from date of acquisition (December 15, 1995) to December 31, 1995.

(2) The pro forma statement of operations for the year ended December 31, 1995 is based on the assumption that the acquisition had occurred on January 1, 1995. The pro forma data includes the effects of adjustments to historical asset values as required by the purchase accounting method, adjustments to interest expense to reflect financing costs of the acquisition, amortization of intangibles related to the acquisition and the related income tax effect of the preceding items (see Note 2 to the Consolidated Financial Statements). These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the Company's consolidated operating performance had the acquisition been made at January 1, 1995, or the results which may occur in the future.

(3) As noted in the Consolidated Statement of Shareholders' Equity and discussed in Note 8 to the Consolidated Financial Statements, in early January 1996, 1,260,000 shares of common stock were sold for total proceeds of $1,386,000. The January 1996 equity sale is deemed an integral part of the December 15, 1995 acquisition of Peerless and, accordingly, proceeds have been incorporated in the comparative presentations set forth above, with respect to pro forma earnings per share and weighted average number of shares for the fiscal year ended December 31, 1995.

GENERAL

         On December 15, 1995, the Company completed the acquisition of Peerless from Bridgewater Resources Corp. Peerless, a manufacturer and distributor of long-standing branded consumer and industrial chain and other products, represents the "continuing operations" of the Company. Details summarizing the acquisition of Peerless and the related financing are as follows:

         * The purchase price of Peerless was approximately $23 million, of which approximately $20.5 million was cash, including $1.2 million funded in January 1996, with the remaining $2.5 million consisting of a seller subordinated note which requires only interest payments until it matures in December 1998.

         * The Company had approximately $2.3 million in shareholders' equity shortly before the acquisition. This was supplemented by approximately $4.2 million of additional equity that was raised through a private placement of 3.8 million shares of common stock at $1.10 per share. The $2.3 million of pre-acquisition equity represented $0.97 per share before the private placement. The new shares were placed with a select group of institutional and accredited individual investors. The price of $1.10 per share was determined by the Board of Directors taking into account the book value per share beforehand, the price of the public stock, and the demand for Company stock in the marketplace. The Board of Directors also obtained an opinion/fairness letter from Summit Investment Corp.

         * The Company obtained a $23.7 million senior credit facility from CIT Business Credit ("CIT"). CIT is a joint venture of Dai-Ichi Kangyo Bank of Japan and Chemical Bank of New York. The credit facility includes $6.7 million in term loans (the "term loans"), a $13 million revolving line of credit (the "revolver"), and a $4 million capital investment line of credit (the "CAPEX line of credit") which can be used for capital expenditures. The Company used the term loans and approximately $8 million of the revolver to complete the acquisition, resulting in an aggregate of approximately $15 million borrowed under the CIT senior credit facility. In addition to the amounts paid to the seller, approximately $1.8 million of total debt placement and transaction costs were incurred in 1995 and 1996.

         Prior to June 7, 1994, the Company operated ten Fuddruckers(R) restaurants located in Minnesota, Missouri, Nebraska and Wisconsin pursuant to individual restaurant franchise agreements with Fuddruckers, Inc. ("Fuddruckers"). All ten restaurants were either sold or closed and were reported as discontinued operations in 1994. Certain assets held for disposition at the end of 1994 were disposed of in 1995, and the completion and settlement of these dispositions were not materially different from the amounts recorded as "net assets held for disposition" in the Company's 1994 financial statements.

         Effective July 25, 1995, the Board of Directors voted to change the Company's fiscal year end from the last Sunday in December of each year to December 31. This change in financial reporting did not have a material impact on the Company's reported results of operations or cash flows for the years ended December 31, 1995, or interim periods in 1995 subsequent to the change.

RESULTS OF OPERATIONS

         The discussion below compares the consolidated statement of operations for the year ended December 31, 1996, to the unaudited pro forma consolidated statement of operations for the year ended December 31, 1995, assuming that the acquisition of Peerless had taken place on January 1, 1995. The 1995 proforma results may not be indicative of results that actually would have occurred had the acquisition taken place at the beginning of the period presented or of results which may occur in the future.

COMPARISON OF CONTINUING OPERATIONS

         In 1995, prior to the acquisition of Peerless, the Company earned approximately $116,000 on cash and cash equivalents. The Company utilized all such funds in connection with the acquisition of Peerless, and accordingly, does not anticipate interest income of any significance in the future.

         The Company's continuing operations are solely the operations of Peerless, which was acquired on December 15, 1995. Accordingly, the Company's fiscal year ended December 31, 1995, included less than 10 business days of the operations of Peerless, which are not representative of any indication of interim operating results largely due to the impact of lower levels of production and shipping activity during the holiday season.


                                                                 CONTINUING OPERATIONS
                                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                              ---------------------------------------------------------------
                                                HISTORICAL FISCAL 1996              PRO FORMA FISCAL 1995
                                              ------------------------              -----------------------
                                                                 % OF                                 % OF
                                               DOLLARS         NET SALES          DOLLARS           NET SALES
                                              --------           ------           --------           ------
Net sales                                     $ 45,002            100.0           $ 41,951            100.0
Gross profit                                     8,507             18.9              8,153             19.4
                                              --------           ------           --------           ------
Selling, general and
  administrative expenses                        7,327             16.3              7,354             17.5
    Operating income                             1,180              2.6                799              1.9
                                              --------           ------           --------           ------
Interest expense                                 1,543              3.4              1,404              3.3
Other income                                        25               .1                304               .7
                                              --------           ------           --------           ------
    Loss before income taxes                      (338)             (.8)              (301)             (.7)
Benefit (provision) for income taxes               123                                 (30)
                                              --------                            ---------
    Net loss                                      (215)             (.5)              (331)             (.8)
                                              ========                            =========
Net loss per common share                         (.03)                               (.05)
                                              ========                            =========


NET SALES

         Net sales and overall shipment volume increased by $3,051 or 7.3% to $45,002 for the year ended December 31, 1996, principally due to a strong increase in tractor chain demand in the first and fourth quarter of 1996 as the result of a late severe winter in 1995 in the Northeastern United States and an early severe winter in 1996 in the Northwestern and Midwestern United States. In addition, Peerless introduced its cordage product lines, which are sold through existing distribution channels, in the second quarter of 1996. The cordage product lines grew steadily during 1996 and are expected to continue growing in the next twelve months. The core chain product line experienced strong demand in the third and fourth quarters of 1996 compared to weaker core chain product sales in the first two quarters of 1996. Management expects that the core chain products will continue to experience moderate increases during the next twelve months reflecting the general growth in the overall economy. The increases in sales from the various product lines discussed above were offset by lower sales in the wire form business where Peerless continued to eliminate certain product lines with low margins. The discontinued product lines represented $265 in sales in 1995. In addition, sales of debarking chain products remained flat during the first three quarters of 1996 due to the overabundance of wood chips already available in the market, reducing the need for Peerless debarking products. Peerless experienced increasing sales in the debarking product line towards the end of 1996 and anticipates growth from this area in 1997. Actual sales could materially differ from those expressed in the foregoing forward-looking statements. Actual sales are influenced by many factors including weather, and the corresponding effect on Peerless' estimates of net product shipments in 1997, and selling prices, and could be negatively impacted by soft economic conditions or downturns in selected markets served, including the OEM debarking specialty products sales.

         Peerless has over 2,000 customers with approximately 500 active accounts greater than $10,000 in annual sales. Of these active accounts, 85% have been customers for at least three years. Wal-Mart Stores, Inc. ("Wal-Mart"), a customer for over 25 years, accounted for approximately 22% and 18% of 1996 and 1995 net sales, respectively. Peerless is the sole source supplier for Wal-Mart's chain, traction and packaged peg wire form products. The remaining top four customers accounted for approximately 8% and 7% of 1996 and 1995 net sales, respectively, with no one account representing more than 5% of total sales.

GROSS PROFIT

         Gross profit as a percentage of sales decreased to 18.9% in 1996, compared to 19.4% in 1995, principally as a result of the recognition of amortization of approximately $1.8 million of the Peerless business acquisition purchase price allocated to opening January 1, 1995 inventories of finished goods and work-in-process acquired in a finished or semi-finished state as part of the Peerless acquisition. This step-up in inventory value was amortized based on the estimated inventory turns and was fully amortized in 1996. Excluding the effects of the inventory step-up amortization, gross profit would have been $10,082 or 22.4% of net sales for the year in 1996 compared to $9,953 or 23.7% of pro forma net sales in 1995. The decrease in gross margin was primarily due to competitive pricing pressures. Peerless successfully reduced certain production costs in the latter half of 1996 by reducing headcount and expects that gross profit margins will continue to reflect improvements based on the production cost reductions.

         The Peerless employees working in manufacturing operations, constituting approximately 60% of the total workforce, are employed under a union agreement through September 1997. This union agreement contains annual wage increases of 2.0 to 2.5%, which is relatively consistent with past years. Peerless cannot predict if it will be able to increase product prices or identify and implement labor efficiencies necessary to maintain historical gross margins adequate to meet the contractual increases in cost of labor.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased by $27 to $7,327 or 16.3% of net sales in 1996 compared to $7,354 or 17.5% of net sales in 1995. The decrease in selling, general and administrative expenses in 1996 is primarily attributed to reductions in headcount. The Company expects selling, general and administrative costs to continue to stay relatively stable in 1997 and to decrease as a percentage of net sales. Actual selling, general and administrative expenses are dependent on many factors, including achievement of the Company's sales objectives and the ability to attract and retain quality sales and administrative team members.

INTEREST EXPENSE

         Interest expense increased by $139 to $1,543 in 1996, compared to a pro forma expense of $1,404 in 1995. Interest expense increased due to increased borrowing levels to support higher production and additional capital expenditures in 1996.

OTHER INCOME

         Other income in 1995 principally consisted of a gain realized on the disposition of certain production equipment no longer needed in Peerless' wire form manufacturing operations. Gains realized on the disposition of equipment in 1996 were minimal.

PROVISION FOR INCOME TAXES

         The provision in 1995 reflects minimum required state taxes. The 1996 benefit represents federal and state taxes at the statutory rates.


LIQUIDITY AND CAPITAL RESOURCES

         As described under the caption "General" above, the Company acquired Peerless on December 15, 1995, in a leveraged transaction, utilizing approximately $2.3 million of existing cash and cash equivalents that originated in June 1994 from the sale of its discontinued restaurant operations, $4.2 million in equity raised in late 1995 and early 1996, and approximately $16.5 million in lender and seller financing. See Note 4 to the Company's Consolidated Financial Statements for further details as to the Company's financing arrangements.

         At December 31, 1996, only the seller financing of $2.5 million carries a fixed interest rate (8%) payable monthly, which represents a relatively minor portion of the overall debt incurred to acquire and operate Peerless. The Company's CIT floating rate financing totaled approximately $14.2 million at December 31, 1996 and bears interest payable monthly that floats at rates ranging from 0.5% to 2.5%, over the bank's reference rate. Accordingly, the Company is subject to interest rate fluctuations. In addition, $6.7 million of the original CIT term financing requires monthly scheduled principal repayments. The $2.5 million of seller financing requires no principal repayment until maturity in December 1998. The Company is regarded as highly leveraged but believes the cash flows from continuing operations are adequate to fund debt service.

         Based on an evaluation of operating needs, market conditions and cash flows of the Company, the Company expects to expend approximately $2.4 million in capital expenditures during 1997 to add manufacturing capacity and to replace older equipment. The entire amount is intended to be funded by cash flows generated from operations, although if necessary, the Company will be able to borrow up to 75% of the expected capital expenditures under the $3.25 million remaining availability under its $4 million CAPEX line of credit with CIT. Actual capital expenditures are influenced by many factors, including product demands discussed under the caption "Net Sales" above. As a result, actual capital expenditures could materially differ from those expressed in the foregoing forward-looking statements.

         Management believes that cash generated from operations and amounts available under the revolver and CAPEX line of credit will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future. Funding availability under the CIT financing agreement is dependent on the Company's maintenance of adequate levels of borrowing base (inventory and receivables) as well as compliance with financial and technical covenants (see Note 4 to the Consolidated Financial Statements for summary information concerning financial covenant requirements). There can be no assurance that additional financing will not be required or that it will be available. Actual financing available could materially differ from that expressed in the foregoing forward-looking statements for the reasons set forth above under this caption.

         Cash flow from operations was $2,394. The most significant items included in these cash flows are for depreciation and amortization and the change in inventory resulting from the aforementioned fair value step-up which occurred in 1995 relating to the acquisition. Cash flow of $884 was provided by changes in operating assets and liabilities, including a $2,885 decrease in inventory, which includes the aforementioned inventory step-up as a result of the acquisition in 1995. The decrease in inventory was offset by an increase in accounts receivable of $1,606 as a result of increased sales in the latter part of the fourth quarter resulting from an early severe winter in the Northwest and the Midwest.

         Net cash used in investing activities was $2,003. The Company had capital expenditures of $1,555 during the year and had additions to intangible assets of $538 resulting from additional acquisition related costs in the first quarter of 1996. The Company borrowed $750 under its CIT CAPEX line of credit in 1996 to fund a portion of the capital expenditures at an interest rate of 1.5% over the bank's reference rate.

         Net cash used in financing activities was $499 which reflects the net reduction in debt of $2,336 offset by proceeds of $1,386 from equity placements completed in January 1996, proceeds of $13 from the exercise of certain stock options, and the increase in cash overdrafts of $438. Under terms of its lending agreement with CIT, the Company has monthly principal payment requirements on its term loans. The CIT revolver is paid down with collections on receivables and additional amounts are borrowed under the line by the Company as needed to finance operations. As noted above, during the second quarter of 1996, the Company borrowed $750 under the CAPEX line of credit.

         Actual cash flows could materially differ from those expressed in the foregoing forward-looking statements. Actual sales are influenced by many factors including the weather, and its corresponding effect on Peerless' current estimates of net product shipments in 1997, and selling prices and could be negatively impacted by any downturn in demand for Peerless products. Such a downturn in demand could result if interest rates increase and, in turn, increase the costs to customers of maintaining their historical investment in inventories of Peerless products for resale to consumers or end users.

         Covenants associated with the senior debt require the Company to maintain certain financial levels and ratios, including net worth and net income
(loss) levels and fixed charge coverage and leverage ratios. At December 31, 1996 and at times during 1996, the Company was not in compliance with certain financial covenants associated with the senior debt agreement. The lender granted waivers of these events of noncompliance in 1996 and modified certain financial covenant requirements for 1997 and future years.

         The Company did not pay dividends in 1996 or 1995, and restrictive covenants in the Peerless CIT financing agreement significantly limit the Company's ability to pay dividends.

INFLATION

         Management believes that inflation has not had a material effect on the Company's results of operations or financial condition, as Peerless has been able to identify and implement labor efficient processes to offset increasing labor costs as discussed earlier under the caption "Gross Profit."

NEW ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), a new standard of accounting and reporting for earnings per share. The Company is not permitted to adopt the new standard until the fourth quarter of 1997. The Company has not determined what effect the provisions of SFAS No. 128 will have on its financial statements.

SUBSEQUENT EVENT

         On March 28, 1997, the Company announced that it was negotiating with a potential buyer who may purchase all of the Company's outstanding common stock and all shares subject to options, warrants and other purchase rights, for $1.67 per share in cash. The transaction will be subject to a number of conditions, including the negotiation of a definitive merger agreement, the completion of the buyer's due diligence investigation, the availability of debt and equity financing, and the receipt of all governmental and other consents and approvals.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
PEERLESS INDUSTRIAL GROUP, INC.
Financial Statements
         Balance Sheets................................................13
         Statements of Operations......................................14
         Statements of Shareholder's Equity............................15
         Statements of Cash Flows......................................16
         Notes to Financial Statements.................................17
Report of Independent Public Accountants...............................30
Restated Quarterly Financial Data (Unaudited and Unreviewed)...........31


                         PEERLESS INDUSTRIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                       DECEMBER 31,      DECEMBER 31,
                                                                                          1996               1995
                                                                                        --------           --------
Current assets:
       Cash and cash equivalents                                                                           $    108
       Accounts receivable, less allowance for doubtful accounts of
         $228 and $202 in 1996 and 1995, respectively                                   $  7,671              6,091
       Inventories                                                                        11,138             14,093
       Deferred tax assets                                                                   619
       Other current assets                                                                  472                510
                                                                                        --------           --------

                Total current assets                                                      19,900             20,802

       Deferred tax assets                                                                                      153
       Property and equipment, net                                                        12,372             12,586
       Intangible assets, net                                                              6,123              5,956
                                                                                        --------           --------

                Total assets                                                            $ 38,395           $ 39,497


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                                                   9,870             11,300
       Accounts payable, including cash overdrafts of $923 and
        $485 in 1996 and 1995, respectively                                                3,488              2,823
       Accrued liabilities                                                                 3,329              4,756
                                                                                        --------           --------

                Total current liabilities                                                 16,687             18,879

Long-term debt, less current portion                                                       6,861              7,767
Accrued pension benefit liability, less current portion                                    1,359              1,045
Accrued postretirement healthcare benefit liability, less current portion                  7,022              6,712
Deferred tax liabilities                                                                     188
                                                                                        --------           --------

       Total liabilities                                                                  32,117             34,403
                                                                                        --------           --------

Shareholders' equity:


       Class A common stock, no par value; 30,000,000 and 10,000,000 shares authorized, 5,045,151 and 4,971,174 shares issued and
                outstanding at December 31, 1996 and 1995, respectively                    6,678              6,629
       Class B common stock, no par value; 1,227,273 shares authorized,
                issued and outstanding at December 31, 1996                                1,350
       Accumulated deficit                                                                (1,750)            (1,535)
                                                                                        --------           --------

                Total shareholders' equity                                                 6,278              5,094
                                                                                        --------           --------
               Total liabilities and shareholders' equity                               $ 38,395           $ 39,497
                                                                                        ========           ========


The accompanying notes are an integral part of the consolidated financial statements.


                         PEERLESS INDUSTRIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                                          YEAR ENDED
                                                              ---------------------------------
                                                               DECEMBER 31,         DECEMBER 31,
                                                                  1996                  1995
                                                              -----------           -----------
Net sales                                                     $    45,002           $     1,419

Cost of sales                                                      36,495                 1,162
                                                              -----------           -----------

       Gross profit                                                 8,507                   257

Selling, general and administrative expenses                        7,327                   513
                                                              -----------           -----------

       Operating income (loss)                                      1,180                  (256)

Interest expense                                                   (1,543)                  (32)
Other income                                                           25                   116
                                                              -----------           -----------

       Loss before income taxes                                      (338)                 (172)

Benefit (provision) for income taxes                                  123                   (30)
                                                              -----------           -----------

                Net loss                                      $      (215)          $      (202)
                                                              ===========           ===========

       Net loss per common share                              $     (0.03)          $     (0.08)
                                                              ===========           ===========

Weighted average number of common shares outstanding            6,223,490             2,508,334
                                                              ===========           ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.


                         PEERLESS INDUSTRIAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 1995 and 1996
                             (Dollars in thousands)

                                         CLASS A                      CLASS B
                                      COMMON STOCK                 COMMON STOCK               ACCUMULATED
                                 SHARES         AMOUNT        SHARES          AMOUNT            DEFICIT               TOTAL
                             -----------    -----------    -----------     -----------        -----------         -----------
Balance, December 25, 1994     2,356,140    $     3,769                                       $    (1,333)        $     2,436

Issuance of common stock       2,595,034          2,854                                                                 2,854

Exercise of stock options         20,000              6                                                                     6

Net loss for the year                                                                                (202)               (202)
                             -----------    -----------    -----------     -----------        -----------         -----------

Balance, December 31, 1995     4,971,174          6,629                                            (1,535)              5,094

Issuance of Class B common
  stock                                                      1,227,273     $     1,350                                  1,350

Issuance of Class A common
  stock                           32,727             36                                                                    36

Exercise of Class A stock
  options                         41,250             13                                                                    13

Net loss for the year                                                                                (215)               (215)
                             -----------    -----------    -----------     -----------        -----------         -----------

Balance, December 31, 1996     5,045,151    $     6,678      1,227,273     $     1,350        $    (1,750)        $     6,278
                             ===========    ===========    ===========     ===========        ===========         ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.


                         PEERLESS INDUSTRIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (Dollars in thousands)

                                                                                                      YEAR ENDED
                                                                                            ------------------------------
                                                                                            DECEMBER 31,      DECEMBER 31,
                                                                                                1996             1995
                                                                                              --------         --------
Cash flows from operating activities:
       Net loss                                                                               $   (215)        $   (202)
       Adjustments to reconcile net loss to net cash provided by operating activities:
                Depreciation                                                                     1,702              105
                Amortization of intangible assets                                                  371                6
                Deferred income tax benefit                                                       (421)             (10)
                (Gain) loss on disposal of property and equipment                                  (23)              61
                Provision for doubtful accounts receivable                                          26
                Provision for inventory obsolescence                                                70
                Changes in operating assets and liabilities                                        884              126
                                                                                              --------         --------

                Net cash provided by operating activities                                        2,394               86
                                                                                              --------         --------

Cash flows from investing activities:
       Purchase of Peerless Chain Company, net of cash acquired                                   (538)          (5,259)
       Acquisitions of property and equipment, net of proceeds from disposals
                of property and equipment                                                       (1,465)            (507)
                                                                                              --------         --------

                Net cash used in investing activities                                           (2,003)          (5,766)
                                                                                              --------         --------

       Cash flows from financing activities:
       Long-term debt:
                Borrowings                                                                      46,028            2,831
                Payments                                                                       (48,364)          (2,996)
       Proceeds from issuance of stock and exercise of stock options                             1,399            2,860
       Change in cash overdrafts                                                                   438              485
                                                                                              --------         --------
                Net cash (used in) provided by financing activities                               (499)           3,180
                                                                                              --------         --------

Decrease in cash and cash equivalents                                                             (108)          (2,500)

       Cash and cash equivalents:
                Beginning of year                                                                  108            2,608
                                                                                              --------         --------

                End of year                                                                   $     --         $    108
                                                                                              ========         ========

Changes in operating assets and liabilities:
       Accounts receivable                                                                      (1,606)             983
       Inventories                                                                               2,885             (453)
       Other current assets                                                                         38              (52)
       Accounts payable                                                                            227             (306)
       Accrued liabilities                                                                        (875)             (71)
       Accrued retiree benefit liabilities                                                         215               25
                                                                                              --------         --------

                                                                                              $    884         $    126
                                                                                              ========         ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.


                         PEERLESS INDUSTRIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   DESCRIPTION OF BUSINESS:

   In December 1995, Discus Acquisition Corporation purchased the stock of Peerless Chain Company (Peerless), as described in Note 2. Effective May 1, 1996, Discus Acquisition Corporation was renamed Peerless Industrial Group, Inc. (the Company). Peerless' principal operations include the manufacture and sale of chain and wire form products. From the third quarter of 1994 and through the acquisition of Peerless, the Company did not have any significant operating activities.

   CONSOLIDATION:


   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   FISCAL YEAR:

   During 1995, the Company changed its fiscal year-end from the last Sunday in December to December 31. This change did not have a significant impact on the Company's results of operations or cash flows.

   CASH EQUIVALENTS:

   The Company considers its investments in all highly liquid instruments with original maturities of three months or less at date of purchase to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

   INVENTORIES:

   Inventories consist principally of chain and wire form products and are stated at the lower of cost or market with cost determined on the first-in, first-out method. An allowance for obsolete inventories is established, as necessary, based on the Company's continuing analysis of inventory levels in excess of current requirements or considered to be obsolete. An allowance to reduce inventories to estimated net realizable value is also established, when necessary.

   PROPERTY AND EQUIPMENT:

   Property and equipment are recorded at cost. Depreciation of property and equipment are computed on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. The cost and related accumulated depreciation of assets disposed of are removed from the accounts and the resulting gain or loss included in operations.

   INTANGIBLE ASSETS:

   Intangible assets recorded in connection with the 1995 acquisition of Peerless are amortized on a straight-line basis over estimated useful lives ranging from 5 to 40 years. The Company periodically evaluates the recoverability of the intangible assets based on analysis of estimated future undiscounted cash flows.

   REVENUE RECOGNITION:

   Revenue is recognized at the time of shipment. Estimates for sales returns and cash discounts are recorded in the same period as the related sale.

   INCOME TAXES:

   Deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts using enacted tax rates for the year in which the differences are expected to reverse. A valuation allowance is provided when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the year and the change in deferred tax assets and liabilities during the year.

   NET LOSS PER SHARE:

   Net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares relate to common stock options and warrants when their effect is dilutive.

   USE OF ESTIMATES:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of the allowances for uncollectible accounts receivable, product returns and obsolete inventories, and the assessment of the possible need for a valuation allowance for deferred taxes.

   RECLASSIFICATION:

   Certain reclassifications have been made to the December 31, 1995, balance sheet to conform to the classifications used in the December 31, 1996, balance sheet. These reclassifications had no effect on shareholders' equity, net loss or net cash flows as previously reported.

2. ACQUISITION:

   The Company purchased all outstanding shares of common stock of Peerless on December 15, 1995, for approximately $23,178 plus $1,268 in related acquisition costs incurred through December 31, 1995. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired company have been included in the consolidated statement of operations since the date of the acquisition.

   The cost of the acquisition was allocated based on the estimated fair values on the date of acquisition as follows:

      Assets:
          Accounts receivable                                         $  7,074
          Inventories                                                   13,640
          Other current assets                                             448
          Property and equipment                                        12,184
          Deferred tax assets                                              153
          Intangible assets                                              5,962

      Liabilities:
          Accounts payable                                              (2,624)
          Accrued liabilities                                           (3,673)
          Accrued pension benefit liability                             (1,662)
          Accrued postretirement healthcare benefit liability           (7,056)
                                                                      --------
                                                                      $ 24,446
                                                                      ========

   Additional acquisition-related costs of approximately $538 were incurred during fiscal year 1996, all of which are included in intangible assets as of December 31, 1996.

   The following represents the unaudited pro forma results of operations as if the Peerless acquisition had occurred on January 1, 1995:

                                                                  YEAR ENDED
                                                              DECEMBER 31, 1995
                                                              -----------------

      Net sales                                                  $    41,951
                                                                 ===========

      Net loss                                                   $      (331)
                                                                 ===========

      Net loss per common share                                  $      (.05)
                                                                 ===========

      Weighted average number of common shares outstanding         6,221,174
                                                                 ===========

   These pro forma results may not be indicative of results that actually would have occurred had the acquisition taken place at the beginning of the period presented or of results which may occur in the future.

3. SELECTED FINANCIAL STATEMENT INFORMATION:

   The following provides additional information for selected consolidated balance sheet accounts as of December 31, 1996 and 1995:


                  INVENTORIES:

                                                                         1996              1995
                                                                      --------          --------
         Raw materials                                                $  2,277          $  1,688
         Work-in-process                                                 3,054             5,585
         Finished goods                                                  5,586             6,536
         Supplies                                                          641               634
                                                                      --------          --------

                                                                        11,558            14,443
         Less reserve for inventory obsolescence                          (420)             (350)
                                                                      --------          --------

               Total                                                  $ 11,138          $ 14,093
                                                                      ========          ========


PLANT AND EQUIPMENT:

                                                                         1996              1995
                                                                      --------          --------
         Equipment                                                    $ 12,748          $ 10,226
         Leasehold improvements                                            505               435
         Construction in progress                                          926             2,030
                                                                      --------          --------

                                                                        14,179            12,691
         Less accumulated depreciation                                  (1,807)             (105)
                                                                      --------          --------

               Total                                                  $ 12,372          $ 12,586
                                                                      ========          ========


INTANGIBLE ASSETS:

                                                                         1996              1995
                                                                      --------          --------
         Proprietary equipment technology                             $  3,574          $  3,574
         Customer lists                                                    586               586
         Tradename                                                         518               518
         Goodwill                                                        1,822             1,284
                                                                      --------          --------

                                                                         6,500             5,962
         Less accumulated amortization                                    (377)               (6)
                                                                      --------          --------

               Total                                                  $  6,123          $  5,956
                                                                      ========          ========


ACCRUED LIABILITIES:

                                                                         1996              1995
                                                                      --------          --------
         Accrued payroll and employee benefits                        $  1,443          $  1,692
         Current portion of accrued pension benefit liability              225               642
         Current portion of accrued postretirement healthcare
            benefit liability                                              352               344
         Income taxes payable                                              298
         Deferred tax liabilities                                                            143
         Other                                                           1,011             1,935
                                                                      --------          --------

               Total                                                  $  3,329          $  4,756
                                                                      ========          ========


   The following provide supplemental disclosures of cash flow activity and noncash transactions:


                                          1996     1995
                                         ------   ------
            Cash paid for interest       $1,553   $   33
                                         ======   ======

            Cash paid for income taxes   $   14   $  153
                                         ======   ======


   In connection with the Peerless acquisition, the Company received $3,700 in seller financing and issued $2,854 in common stock during 1995.


4. FINANCING ARRANGEMENTS:

   Consolidated long-term debt of the Company is as follows as of December 31, 1996 and 1995:

                                                                     1996        1995
                                                                  --------    --------
Senior debt:
     Revolving credit facility, interest payable monthly at the
           Chemical Bank rate (CBR) plus 1/2%                     $  8,287    $  8,442
     Term note payable, interest payable monthly at the CBR
           plus 1-1/2%, principal of $50 payable monthly             3,590       4,200
     Term note payable, interest payable monthly at the CBR
           plus 2-1/2%, principal of $69 payable monthly             1,667       2,500
     CAPEX credit facility, interest payable monthly at the
           CBR plus 1-1/2%, principal of $13 payable monthly           687          --
                                                                  --------    --------

       Total senior debt (a)                                        14,231      15,142
                                                                  --------    --------

Subordinated debt:
     Acquisition notes payable (seller financing):
           Stock purchase note, repaid January 1996                              1,200
           Redemption note, maturing December 1998,
              interest payable monthly at 8% (b)                     2,500       2,500
                                                                  --------    --------

           Total subordinated debt                                   2,500       3,700
                                                                  --------    --------
Other acquisition financing, provided by certain shareholders,
     repaid January 1996                                                           225
                                                                              --------

           Total debt                                               16,731      19,067
Less current portion                                                (9,870)    (11,300)
                                                                  --------    --------

     Long-term portion                                            $  6,861    $  7,767
                                                                  ========    ========


   (a) The senior debt originated on December 15, 1995, to fund the acquisition of Peerless. The debt is collateralized by substantially all assets and stock of Peerless and has been guaranteed by the Company. The CBR was 8.25% and 8.75% at December 31, 1996 and 1995, respectively.

   Covenants associated with the senior debt require Peerless to maintain certain financial levels and ratios, including net worth and net income
   (loss) levels and fixed charge coverage and leverage ratios. Peerless must achieve budgeted performance at each month-end in 1997 and future years, as well as annual budgeted performance to remain in compliance with its financial ratio covenants. At December 31, 1996, and during fiscal year 1996, the Company was not in compliance with certain financial covenants associated with the senior debt agreement. These events of noncompliance have been waived by the creditors. In March 1997, the loan agreement was amended to modify certain financial ratio covenant requirements associated with the noncompliance.

   The agreement also requires the Company to continue to own 100% of the voting stock of Peerless, and has certain restrictions on new debt, changes in subordinate indebtedness, acquisitions, dividends and transactions with affiliates. In the event of a default under the terms of the agreement, the senior debt bears interest at 2% above the rate otherwise payable, and all unpaid principal, interest and fees may be declared due and payable. The agreement also contains cross default provisions with certain other indebtedness of Peerless.

   Under the revolving credit facility, Peerless may borrow up to a maximum of $23,700, subject to a defined borrowing base that is based on certain percentages of accounts receivable and inventories. Continuing advances under the revolving credit facility are dependent on, among other conditions, compliance with the terms and conditions of the senior debt agreement. As of December 31, 1996, total borrowings available under the revolving credit facility were limited to $13,000. At the Company's option, borrowings under the revolving credit facility may bear interest at 2-3/4% above the LIBOR rate.

   Under the CAPEX credit facility, $4,000 is available for the funding of capital improvements, other than real estate, for up to 75% of the total cost of the capital improvement. The loans are to be repaid in 60 monthly payments beginning the month after origination of the CAPEX loan. In 1996, the Company borrowed $750 under this line, leaving $3,250 available for future borrowings.

   (b) Collateralized by the common stock of Peerless, subordinate to the senior debt collateral interest in the Peerless stock, and guaranteed by the Company.

   Scheduled maturities of long-term debt at December 31, 1996, are as follows:

         FISCAL YEAR ENDING

                1997                $  9,870
                1998                   4,083
                1999                     750
                2000                     750
                2001                     688
             Thereafter                  590
                                    --------
                                    $ 16,731
                                    ========

5. RETIREMENT PLANS:

   Peerless maintains a defined contribution profit sharing plan and a 401(k) savings plan covering substantially all of its employees. Employer contributions to the profit sharing plan are made at the discretion of the Board of Directors. Peerless' contributions to the 401(k) savings plan are based upon matching of nonunion participant contributions to specified levels. The aggregate amount of contributions to the defined contribution plans were $35 and $11 during 1996 and 1995, respectively.

   Peerless also maintains noncontributory defined benefit pension plans for union and for nonunion employees. The plans provide for monthly benefits based upon a percentage of the participant's average monthly compensation multiplied by years of service. The pension expense recognized for the defined benefit pension plans was $539 and $25 during 1996 and 1995, respectively.

   The Company's general funding policy is to contribute amounts sufficient to satisfy regulatory funding standards. Assets of the two plans are invested principally in equity and bond funds.

   Components of net periodic pension cost for the year ended December 31, 1996, and the funded status of the defined benefit pension plans as of December 31, 1996 and 1995, are as follows:


         Net periodic pension cost:
              Service cost (benefits earned during the period)                    $   498
              Interest cost                                                           434
              Net amortization and deferral                                           334
              Return on plan assets                                                  (727)
                                                                                  -------

                    Net periodic pension cost                                     $   539
                                                                                  =======

                                                                         1996        1995
                                                                      -------     -------
         Funded status:
              Vested benefit obligations                              $ 4,992     $ 4,839
              Nonvested benefits                                          423         426
                                                                      -------     -------

                    Accumulated benefit obligation                      5,415       5,265

         Effect of projected salary increases                           1,130       1,207
                                                                      -------     -------

                    Projected benefit obligation                        6,545       6,472

         Less plan assets at fair value                                (5,959)     (4,785)
                                                                      -------     -------

              Projected benefit obligation in excess of plan assets       586       1,687

         Add unrecognized net gain                                        998          --
                                                                      -------     -------

              Accrued pension benefit liability                       $ 1,584     $ 1,687
         Less current portion                                            (225)       (642)
                                                                      -------     -------
         Long-term portion                                            $ 1,359     $ 1,045
                                                                      =======     =======

Significant actuarial assumptions for the plans are as follows:

                                                                         1996        1995
                                                                      -------     -------
         Discount rate for service and interest cost                     6.75%       8.50%

         Projected salary increases, weighted average                    6.00        6.00

         Expected return on assets                                       8.00        8.00

         Discount rate for year-end benefit obligations                  7.50        6.75


6. POSTRETIREMENT BENEFITS:

   Peerless provides certain postretirement healthcare benefits for retired employees. Substantially all union employees may become eligible for these benefits if they remain employed until normal retirement (age 55). All other employees are eligible to receive benefits under the plan only if they had reached age 60 by April 1, 1993. Benefits are paid to eligible retired employees by the Company in the course of normal operations. The postretirement benefits expense was $670 in 1996. There was no expense in 1995.

   Components of the net periodic postretirement benefit cost for the year ended December 31, 1996, and the accumulated postretirement benefit obligation as of December 31, 1996 and 1995, are as follows:

Net periodic postretirement benefit cost:
     Service cost (benefits earned
           during the period)                                          $   195
     Interest cost                                                         475
                                                                       -------

Net periodic postretirement benefit cost                               $   670
                                                                       =======

                                                              1996       1995
                                                            -------    -------
Accumulated postretirement healthcare benefit obligation:
     Retirees                                               $ 3,190    $ 3,272
     Fully eligible active plan participants                    923        668
     Other active plan participants                           2,929      3,116
     Unrecognized net gain                                      332
                                                            -------    -------

Accrued postretirement healthcare benefit liability           7,374      7,056
Less current portion                                           (352)      (344)
                                                            -------    -------

Long-term portion                                           $ 7,022    $ 6,712
                                                            =======    =======


   The accumulated postretirement benefit obligation was determined using a discount rate of 7.25% and 6.75% and healthcare cost trend rates of 7.8% and 8.2% for pre-age 65 retirees and 7.2% and 7.4% for post-age 65 retirees for the years ended December 31, 1996 and 1995, respectively. The healthcare cost trend rates were assumed to decrease gradually to 5.5% by 2021 and remain level thereafter. An increase in the healthcare cost trend rate of one percentage point in each year would increase the accumulated postretirement healthcare benefit obligation as of December 31, 1996 by approximately $968 and the net periodic postretirement benefit cost for the year ended December 31, 1996, by approximately $119.

7. SHAREHOLDERS' EQUITY:

   EMPLOYEE 1984 STOCK OPTION PLAN:

   The Company's employee stock option plan, established in 1984 and amended in 1987, provides for the grant of both incentive stock options and nonqualified stock options for key employees, to purchase up to 250,000 shares of common stock at prices not less than fair value at date of grant. Options granted are exercisable for up to a 10-year period, are nonassignable, and cannot be exercised until the optionee has remained an employee of the Company for one year from the date the option is granted. At December 31, 1995, 31,250 incentive stock options were outstanding, all of which were exercised at a price of $0.32 per share during 1996. As of December 31, 1996, no options are outstanding and 62,710 remain available for grant.

   NONQUALIFIED NONEMPLOYEE DIRECTORS' STOCK OPTIONS:

   On May 27, 1993, the Company granted options to purchase 30,000 shares of its common stock to each of three current and former nonemployee directors. The options were to become exercisable at a rate of 10,000 annually for each director beginning on May 27, 1994. The option price per share is $0.29, the estimated fair value at date of grant. Pursuant to an action taken by the Board of Directors as a result of the sale of the Company's restaurant operations in 1994, the options became immediately exercisable for each director on May 24, 1994. As of the beginning of fiscal 1995, 60,000 options were remaining, of which 20,000 were exercised during 1995 and 10,000 were exercised during 1996. The options for the remaining 30,000 shares are exercisable at December 31, 1996 and have a remaining contract life of six years.

   PEERLESS INDUSTRIAL GROUP, INC. STOCK OPTION PLAN:

   In 1994, the Company adopted the Discus Corporation 1994 Stock Option Plan pursuant to which 600,000 shares of common stock were reserved at that time for grants of incentive or nonqualified options. In May 1996, the number of shares reserved for grants was increased to 1,000,000, and the name of the plan was changed to the Peerless Industrial Group, Inc. Stock Option Plan (the Plan). The Plan permits the grant of options to employees, members of the Board of Directors, consultants and advisors to the Company at the discretion of the Board. Options are granted at prices not less than fair value at date of grant and are nontransferable. Incentive stock options granted under the Plan have a maximum term of 10 years.

   In April 1994, the Company granted to certain members of the Board of Directors options to purchase an aggregate of 100,000 shares of the Company's common stock at $0.75 per share and options to purchase an aggregate of 300,000 shares at $1.35 per share. The options were to become exercisable over a three-year period starting December 1, 1996. Pursuant to a clause in these option agreements accelerating the options' vesting date to the date of closing by the Company of an exchange of securities, sale, merger, consolidation or similar transaction involving a reorganization of, or acquisition by, the Company, the options became immediately exercisable on December 15, 1995, the date the Company acquired Peerless. None of these options were exercised in 1995 or 1996.

   In July and August 1994, the Company granted options to outside consultants and an employee to purchase 24,000 and 3,000 shares of the Company's common stock at $0.94 and $0.875 per share, respectively. Subsequently, options to purchase 8,000 shares at $0.94 have been forfeited. None of the options are exercisable until one year following the date of grant, with one third of such options becoming exercisable in each of the two years following the date of grant, and the remainder becoming exercisable on September 5, 1997. None of these options granted under the Plan were exercised during 1995 or 1996.

   In November 1995, the Company granted 203,000 options to certain employees and nonemployee directors at an exercise price of $1.10 per share. Ninety-five thousand options were exercisable at December 31, 1996. The remaining options become exercisable at a rate of 36,000 annually through 1999.

   In December 1995, the Company granted 263,500 options to employees at an exercise price of $1.10 per share. The options become exercisable in December 2000.

   The Plan provides for the automatic grant to nonemployee directors of five-year options for 18,000 shares of common stock when a nonemployee director first becomes a director, exercisable as to 12,000 options on the first anniversary and 6,000 on the second anniversary of the date of grant to such director. Pursuant to the Plan, options to purchase 18,000 shares of common stock were granted in 1994 to each of four nonemployee directors at an exercise price of $0.875 per share. An amendment to the Plan was approved in January 1996 whereby each of the four nonemployee directors elected prior to January 1, 1996 received an additional automatic grant of 44,000 options, exercisable as to 4,000 options on the first anniversary of the date of grant, 10,000 options six months thereafter, and 10,000 options of each of the following three years. Nonemployee directors elected after January 1, 1996, receive an automatic grant of 50,000 options to purchase common stock, exercisable at a rate of 20% per year over five years starting on the first anniversary of the date of grant. Pursuant to the amendment, the Company automatically granted 100,000 options to new Board members in January 1996 and 50,000 options to a new Board member in May 1996, at exercise prices of $1.10 and $1.63, respectively. The 50,000 options granted in May 1996 lapsed during the year, unexercised.

   Based on the number of shares reserved for issuance under the Plan, 283,500 options granted by the Board of Directors are considered to be outside of the Plan's provisions.

   The weighted average exercise prices per share applicable to options issued are as follows:

     As of December 31, 1994                                          $ 1.14

     Granted in 1995                                                    1.10

     As of December 31, 1995                                            1.12

     Exercisable as of December 31, 1995                                1.15

     Granted in 1996                                                    1.18

     Cancelled in 1996                                                  1.63

     As of December 31, 1996                                            1.12

     Exercisable as of December 31, 1996                                1.14


   Stock options outstanding at December 31, 1996 had an average remaining contract life of four years.

   STOCK WARRANTS:

   In January and March 1996, the Company granted 50,000 and 60,000 common stock warrants, respectively, to a partnership that has one of the members of the Company's Board of Directors as a partner and to other members of the Board of Directors, at an exercise price of $1.10 per share. The 50,000 warrants issued in January become exercisable at a rate of 20% per year over five years starting on the first anniversary of the date of grant. The 60,000 warrants issued in March were exercisable as of the date of grant. None of these warrants have been exercised as of December 31, 1996 and the weighted average remaining contract life of the warrants is four years.

   FAIR VALUE METHOD OF STOCK BASED COMPENSATION:

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, a new standard of accounting and reporting for stock-based compensation plans. The Company adopted the new standard in 1996. The Company has continued to measure compensation cost for its stock option plans, employee stock purchase plan and common stock warrants using the intrinsic value method of accounting it has historically used and, therefore, the new standard has no effect on the Company's operating results.

   Had the Company used the fair value method of accounting for the Plan beginning in 1995 and charged compensation cost against income, over the vesting period, net loss and net loss per share for the years ended December 31, 1996 and 1995, would have been reduced to the following pro forma amounts:

                                           1996        1995
                                           ----        ----

           Net loss                      $ (529)      (236)

           Net loss per common share      (0.09)     (0.09)


   The weighted-average grant-date fair value of options and warrants granted during 1996 and 1995 was $0.46. The weighted-average grant-date fair value of options and warrants was determined separately for each grant under the Company's various plans by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

                                           1996                     1995
                                           ----                     ----

          Risk-free interest rates     5.3% to 6.4%             5.5% to 5.7%

          Expected life                   5 years                  5 years

          Expected volatility               37%                      37%

          Expected dividends               None                     None


   EMPLOYEE STOCK PURCHASE PLAN:

   In December 1988, the Board of Directors established an employee stock purchase plan available to substantially all full-time employees of Discus Acquisition Corporation (now renamed Peerless Industrial Group, Inc.). Under the terms of the plan, an aggregate of 200,000 shares of the Company's authorized, nonissued common stock has been made available for purchase. No shares have been issued under the plan.

   CLASS B COMMON STOCK:

   In January 1996, the Company issued 1,227,273 shares of Class B common stock to a partnership that has one of the members of the Company's Board of Directors as a partner at $1.10 per share for a total purchase price of $1,350. No other material transactions with related parties took place in 1995 or 1996.

   The Class B common stock is convertible to Class A common stock, if certain conditions are met, initially at the rate of one share of Class A common stock for each Class B share. The conversion rate is subject to adjustment from time to time based on the prices of future Class A common stock issuances and other factors pursuant to the Class B Stock Purchase Agreement. The Class B common stock is equivalent in all respects to the Class A common stock, except that voting privileges, dividends and other pro rata rights for the Class B shares are equal to the number of Class A shares into which the Class B shares are convertible at that time.

8. LEASE COMMITMENTS:

   The Company leases its office and manufacturing facilities as well as various equipment and warehouses under noncancellable operating lease agreements.

   Peerless' primary office and manufacturing facility's lease has a term through June 2011. Annual lease payments are $1,463 and are to be adjusted for inflation every five years with the next adjustment scheduled for 2001. The lease imposes various restrictions which, among other things, require Peerless to maintain certain financial covenants and prohibit the Company from making significant acquisitions or disposals of property or businesses without prior approval by the lessor.

   Future minimum lease payments under the lease agreements at December 31, 1996 are:

             1997               $  1,820
             1998                  1,695
             1999                  1,608
             2000                  1,566
             2001                  1,561
          Thereafter               14,285

   The Company incurred rent expense of $1,841 and $91 during 1996 and 1995, respectively.

9. BUSINESS AND CREDIT CONCENTRATION:

   The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral from its customers. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and other information.

   The Company's most significant customer accounted for 22% and 18% of net sales in 1996 and 1995, respectively, and 17% and 20% of accounts receivable at December 31, 1996 and 1995, respectively.

10. INCOME TAXES:

   The provision (benefit) for income taxes consists of the following:

                               1996     1995
                               ----     ----

           Current            $ 298    $  40
           Deferred            (421)     (10)

                              $(123)   $  30
                              =====    =====

   The components of the net deferred tax assets and liabilities are as follows:

                                                          1996       1995
                                                        -------    -------
     Accrued liabilities                                $   447
     Asset valuation allowances                              37    $  (136)
     Other                                                  135         (7)

          Current deferred tax assets (liabilities)     $   619    $  (143)
                                                        =======    =======

     Accrued postretirement healthcare benefits           2,703      2,682
     Intangible assets                                   (2,270)    (2,439)
     Depreciation                                          (785)       (90)
     Alternative minimum tax credit carryforwards           164
                                                        -------    -------

          Long-term deferred tax (liabilities) assets   $  (188)   $   153
                                                        =======    =======


   No valuation allowance has been established as management believes it is more likely than not that future taxable income will be adequate to realize the tax benefits associated with the deferred tax assets.

   The Company's effective tax rate differs from the federal statutory rate primarily as a result of state income taxes.

11. COMMITMENTS:

   In connection with the acquisition of Peerless in 1995, the Company provided certain members of Peerless management the opportunity to acquire a proprietary interest in the Company through the purchase of common stock. The Company arranged for loans to nine members of Peerless management totaling $468,000. The Company, as well as certain individual directors of the Company, guaranteed the repayment of such loans. As collateral for the guarantees by the Company and the directors, the nine management members pledged their shares of common stock to the Company and the directors.

12. NEW ACCOUNTING STANDARD:

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), a new standard of accounting and reporting for earnings per share. The Company is not permitted to adopt the new standard until the fourth quarter of 1997. The Company has not determined what effect the provisions of SFAS No. 128 will have on its financial statements.

13. SUBSEQUENT EVENT:

   On March 28, 1997, the Company announced that it was negotiating with a potential buyer who may purchase all of the Company's outstanding common stock and all shares subject to options, warrants and other purchase rights, for $1.67 per share in cash. The transaction will be subject to the negotiation of a definitive merger agreement, the completion of the buyer's due diligence investigation, the availability of debt and equity financing, and the receipt of all governmental and other consents and approvals.

                         PEERLESS INDUSTRIAL GROUP, INC.
              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


To the Shareholders and Board of Directors of Peerless Industrial Group, Inc.:


We have audited the accompanying consolidated balance sheets of Peerless Industrial Group, Inc. (formerly known as Discus Acquisition Corporation) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Industrial Group, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                    /s/ COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
March 14, 1997, except as to the information presented in Note 13, for which the date is March 28, 1997

         The Company has determined that it is necessary to restate certain quarterly financial information and, as a result, presents the following summary:


Restated quarterly financial data        (UNAUDITED AND UNREVIEWED)
                                   (In Thousands except per share data)

                                                            Quarter ended
                                            -----------------------------------------------
                                             March 31       June 30   September 30   December 31
1996
Net Sales                                      10,681         9,890         11,583        12,848
Gross Profit                                      826(a)      1,247          2,710(b)      3,724
Net loss                                       (1,422)(a)      (973)           629(b)      1,551
Net loss per common share                       (0.24)(a)     (0.16)          0.10(b)       0.25

1995
Net sales                                                                                  1,419
Gross profit                                                                                 257
Net loss                                          (59)          (55)           (58)          (30)
Net loss per common share                       (0.03)        (0.02)         (0.02)        (0.01)


         The summation of quarterly net income (loss) per share may not equate to the year-end calculation because quarterly calculations are performed on a discrete basis.

(a) Restated to add $447 of inventory costs previously classified as intangible assets as of December 31, 1995, which increased costs of goods sold for the quarter ended March 31, 1996 by $447.

(b) Restated to add $982 of goodwill costs which were previously classified as property and equipment as of June 30, 1996. The effect of the restatement was to decrease depreciation expense by $57 and to increase amortization of intangible assets by $10, for a net increase in net income of $47 for the quarter ended September 30, 1996.


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934


                     MANAGEMENT

         Set forth below is certain information about the directors and executive officers of the Company



NAME                     AGE         POSITION
----                     ---         --------

Harry W. Spell            73         Chairman and Director

William H. Spell          40         Chief Executive Officer and Director

Jan C. van Osnabrugge     54         President

Robert E. Deter           52         Chief Financial Officer

Bruce A. Richard          67         Secretary and Director

Reynold M. Anderson       66         Director

Michael E. Platt          55         Director

Richard W. Perkins        66         Director

Brian K. Smith            37         Director

HARRY W. SPELL. See "Description of Business -- Executive Officers of the
                Company."

WILLIAM H. SPELL. See "Description of Business -- Executive Officers of the
                  Company."

JAN C. VAN OSNABRUGGE. See "Description of Business -- Executive Officers of the
                       Company."

ROBERT E. DETER. See "Description of Business -- Executive Officers of the
                 Company."

BRUCE A. RICHARD. See "Description of Business -- Executive Officers of the
                  Company."

         REYNOLD M. ANDERSON. Reynold M. Anderson is a founder of the Company and served as Executive Vice President from April 1985 through November 1991. He also served as the Company's Chief Financial Officer and Secretary between 1983 and April 1985. Since 1985, he has been a general partner of Zaeco Associates Limited Partnership, which engages in the ownership and management of real estate. From 1984 to June 1992, Mr. Anderson served as a Director and executive officer of Mintesota, Inc., which operated two Perkins Restaurants in Florida. From 1986 to May 1992, he served as a Director and executive officer of T.H.I.S. Corporation ("T.H.I.S."), which operated seven Perkins Restaurants in the Palm Beach County, Florida area. In November 1991, T.H.I.S. filed a Petition for Reorganization under Chapter 11 of the Bankruptcy Code of 1978 in the United States Bankruptcy Court for the Southern District of Florida. T.H.I.S. was subsequently liquidated. Mr. Anderson is a professional civil engineer registered in the State of Minnesota and received a degree in civil engineering from the University of Minnesota.

         MICHAEL E. PLATT. Michael E. Platt is a founder of the Company and was employed as its Chief Executive Officer from August 1983 through June 1994, and served as the Company's President from June 1994 through January 1996. He currently serves as President and Chief Executive Officer of Fresh Food Ventures, Inc., which operates a Mexican-style restaurant. He is also President and a Director of Regal One Corporation, which is engaged in the development of an automatic emission control product. Between 1976 and July 1983, he held various marketing positions with The Pillsbury Company and was its Director of Acquisitions between 1980 and 1983. Prior to joining Pillsbury, he was Vice President of Marketing with Steak & Shake, Inc., from October 1975 to May 1976. He served as Director of New Products and New Programs with Kentucky Fried Chicken Corporation, from November 1972 to September 1975. He received a BS degree from Massachusetts Institute of Technology and an MBA degree from Harvard University.

         RICHARD W. PERKINS. Richard W. Perkins has been President, Chief Executive Officer and a Director of Perkins Capital Management, Inc. since December 1985. He has over 30 years experience in the investment business. Prior to establishing Perkins Capital Management, Inc., Mr. Perkins was a Senior Vice President at Piper Jaffray Incorporated, where he was involved in corporate finance and venture capital activities, as well as rendering investment advice to domestic and international investment managers. He held various positions with Piper Jaffray from May 1966 through December 1984. Mr. Perkins is also a Director of the following public companies: Bio-Vascular, Inc., LifeCore Biomedical, Inc., Children's Broadcasting Corporation, CNS, Inc., Eagle Pacific, Nortech Systems, Inc. and Quantech Ltd.

         BRIAN K. SMITH. Brian K. Smith was appointed to the Board of Directors of the Company in January 1996. From 1994 to the present, he has been a General Partner of Northland Business Capital, L.L.P., a provider of mezzanine and equity funds. Northland Business Capital, L.L.P. is a subsidiary of the Northern Company, a $1 billion private financial services company. From 1990 through 1994, Mr. Smith served as Vice President of Norwest Bank Minnesota, N.A., working in their Structured Finance Group providing senior and subordinate debt for leveraged buy-outs. Norwest Bank Minnesota, N.A. is a subsidiary of Norwest Corp.

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Commission. Such officers, directors and shareholders are required by the Commission to furnish the Company with copies of all such reports.

         To the Company's knowledge, based solely on a review of copies of reports filed with the Commission during 1996, all applicable Section 16(a) filing requirements were complied with, except for (i) the acquisition of an option to purchase 25,000 shares of Common Stock (one report) by Bruce A. Richard; (ii) the purchase of 18,181 shares of Common Stock (one report) by the Spell Family Foundation in which Harry W. Spell has beneficial ownership; (iii) the event of becoming a director, the purchase of 22,400 shares of Common Stock and the purchase of 9,900 shares of Common Stock (three reports) by Victor Reim;
(iv) the sale of 10,000 shares of Common Stock (one report) by Michael E. Platt; and (v) the acquisition of an option to purchase 44,000 shares of Common Stock (one report) by Reynold M. Anderson. To the Company's knowledge, all of the above transactions have been reported.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information about compensation paid to or accrued by the Company's Chief Executive Officer and each of the Company's executive officers receiving in excess of $100,000 for services rendered to the Company during the fiscal year ended December 31, 1996.

                                                         SUMMARY COMPENSATION TABLE

                                                                                            Long Term Compensation
                                                                                            ----------------------
                                                       Annual Compensation                  Securities        All
                                                  ------------------------------------      Underlying       Other
Name and Principal Position            Year       Salary($)    Bonus($)          Other      Options (#) Compensation ($)
---------------------------            ----       ---------    --------          -----    ------------------------------

 Jan C. van Osnabrugge                 1996         192,000       12,210         17,455              --        --
   President                           1995      192,000(1)       37,082             --          60,000        --
                                       1994       32,493(2)           --             --              --        --

 William H. Spell                      1996          96,000           --          2,400              --        --
   Chief Executive Officer             1995          60,000      125,000             --         175,000        --
                                       1994          35,000           --             --         230,000        --

 Gerald Faurote                        1996          96,000        8,690          7,673              --        --
   Vice President of Sales             1995          95,385       22,338             --          40,000        --
     and Marketing                     1994          80,000       20,624             --              --        --

 Dale Schwanke                         1996          87,360        7,305          7,305              --        --
   Vice President of Operations        1995          85,949       18,775             --          33,000        --
                                       1994          80,000       20,624             --              --        --


------------------

(1)      Mr. van Osnabrugge became the Company's President in December 1995.

(2)      Mr. van Osnabrugge joined the Peerless Chain Company in October 1994.

         The Company did not grant any options to the persons named in the "Summary Compensation Table" during the fiscal year ended December 31, 1996. The following table summarizes stock option exercises during the fiscal year ended December 31, 1996 to or by such executive officers and certain other information relative to such options.



                                               AGGREGATED OPTION EXERCISES IN
                                          LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                              NUMBER OF
                                                             SECURITIES                 VALUE OF
                                                             UNDERLYING            UNEXERCISED IN-THE-
                                                          UNEXERCISED OPTIONS       MONEY OPTIONS AT
                                                             AT FY-END (#)             FY-END ($)
                           SHARES ACQUIRED      VALUE        EXERCISABLE/             EXERCISABLE/
       NAME                ON EXERCISE (#)    REALIZED ($)   UNEXERCISABLE            UNEXERCISABLE
       ----                ---------------    ------------   -------------            -------------
Jan C. van Osnabrugge            --              --            0/60,000                 0/12,750

William H. Spell                 --              --         300,000/105,000          37,375/22,313

Gerald Faurote                   --              --            0/40,000                 0/8,500

Dale Schwanke                    --              --            0/33,000                 0/7,013


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains certain information as of March 3, 1997, regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director, nominee for director and executive officer of the Company, (iii) each of the named executive officers as defined in Item 402(a)(2), and (iv) the executive officers of the Company and directors as a group, and as to the percentage of the outstanding shares held by them on such date. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares.


                                                     AMOUNT AND NATURE               PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP         OUTSTANDING STOCK(1)
------------------------------------               -----------------------         --------------------

     Richard W. Perkins                                   2,294,949(2)                    36.0%
     730 East Lake Street
     Wayzata, Minnesota  55391

     Perkins Capital Management, Inc.                     1,368,500                       21.8%
     730 East Lake Street
     Wayzata, Minnesota  55391

     Northland Business Capital L.L.P.                    1,247,273(3)                    19.8%
     1285 Northland Lane
     St. Paul, Minnesota  55120

     Brian K. Smith                                       1,247,273(3)                    19.8%
     1285 Northland Lane
     St. Paul, Minnesota  55120

     Reynold M. Anderson                                  1,108,220(4)                    17.5%
     4130 Burton Lane
     Minneapolis, Minnesota  55406

     William H. Spell                                       857,266(5)                    13.0%
     2430 Metropolitan Centre
     333 South Seventh Street
     Minneapolis, Minnesota  55402

     Harry W. Spell                                         646,902(6)                    10.1%
     2430 Metropolitan Centre
     333 South Seventh Street
     Minneapolis, Minnesota  55402

     Bruce A. Richard                                       602,630(7)                     9.5%
     2458 Farrington Circle
     Roseville, Minnesota  55113

     Michael E. Platt                                       542,500(8)                     8.6%
     7173 Oak Pointe Curve
     Bloomington, Minnesota  55438

     Z. Albin E. Anderson Irrevocable Trust                 370,000                        5.9%
     c/o Reynold M. Anderson
     4130  Burton Lane
     Minneapolis, Minnesota  55406

     Jan C. van Osnabrugge                                  109,090(9)                     1.7%
     1416 East Sanborn Street
     Winona, Minnesota  55987

     Robert E. Deter                                         59,090(9)                     0.9%
     1416 East Sanborn Street
     Winona, Minnesota 55987

     Gerald Faurote                                          54,545(9)                     0.9%
     1416 East Sanborn Street
     Winona, Minnesota  55987

     Dale Schwanke                                           54,545(9)                     0.9%
     1416 East Sanborn Street
     Winona, Minnesota  55987

     All Directors and Officers as a Group                4,211,263(10)                   60.4%
     (11 Persons)

---------------------


(1) Calculated assuming the conversion of all Class B Common Stock into Common Stock.

(2) Includes: (i) 1,368,500 shares owned by Perkins Capital Management, Inc. ("PCM") over which Mr. Perkins, President of PCM, disclaims beneficial ownership, (ii) 72,000 shares owned by the Richard W. Perkins Trust dated 6/14/78, (iii) 25,000 owned by the Perkins Capital Management, Inc. Profit Sharing Plan & Trust dated 12/15/86, (iv) 50,000 shares owned by Quest Venture Partners, (v) 250,000 shares owned by Pyramid Partners, LP, (vi) 89,000 shares purchasable upon the exercise of vested stock options, (vii) 15,000 shares purchasable pursuant to warrants, and (viii) 425,449 shares owned by the management of Peerless Chain Company over which Mr. Perkins holds shared voting power.

(3) Includes 1,227,273 shares of Class B Common Stock, which is convertible into an equal number of shares of Common Stock, and 10,000 shares purchasable upon the exercise of vested stock options granted to Brian
         K. Smith. Also includes 10,000 shares purchasable pursuant to a warrant owned by Northland Business Capital, L.L.P., of which Mr. Smith is a General Partner.

(4) Includes 370,000 shares owned by the Z. Albin E. Anderson Irrevocable Trust, of which Mr. Anderson is a trustee and a beneficiary, 771 shares owned by Mr. Anderson's spouse, 52,000 shares purchasable upon the exercise of vested stock options, 10,000 shares purchasable pursuant to a warrant, and 425,449 shares owned by the management of Peerless Chain Company over which Mr. Anderson holds shared voting power.

(5) Includes 18,181 shares owned by the Spell Family Foundation of which Mr. Spell is a director, 300,000 shares purchasable upon the exercise of vested stock options, 10,000 shares purchasable pursuant to a warrant, and 425,449 shares owned by the management of Peerless Chain Company over which Mr. Spell holds shared voting power.

(6) Includes 18,181 shares owned by the Spell Family Foundation of which Mr. Spell is a director, 89,000 shares purchasable upon the exercise of vested stock options, 15,000 shares purchasable pursuant to warrants, and 425,449 shares owned by the management of Peerless Chain Company over which Mr. Spell holds shared voting power.

(7) Includes 83,000 shares purchasable upon the exercise of vested stock options, 10,000 shares purchasable pursuant to a warrant, and 425,449 shares owned by the management of Peerless Chain Company over which Mr. Richard holds shared voting power.

(8) Includes 14,000 shares owned by Mr. Platt's spouse and 10,000 shares purchasable upon the exercise of vested stock options.

(9) Represents shares over which Messrs. Richard W. Perkins, Reynold M. Anderson, William H. Spell, Harry W. Spell and Bruce A. Richard hold shared voting power.

(10) Includes: (i) 1,227,273 shares of Class B Common Stock, which is convertible into an equal number of shares of Common Stock, owned by Northland Business Capital, L.L.P., of which Mr. Smith is a General Partner, (ii) 633,000 shares purchasable upon the exercise of vested stock options, (iii) 70,000 shares purchasable pursuant to warrants,
         (iv) 18,181 shares owned by the Spell Family Foundation of which Messrs. Harry W. Spell and William H. Spell are directors, (v) 425,449 shares owned by the management of Peerless Chain Company over which Messrs. Harry W. Spell, William H. Spell, Bruce A. Richard, Richard W. Perkins and Reynold M. Anderson hold shared voting power, (vi) 72,000 shares owned by the Richard W. Perkins Trust dated 6/14/78, (vii) 25,000 shares owned by the Perkins Capital Management, Inc. Profit Sharing Plan & Trust dated 12/15/86, (viii) 50,000 shares owned by Quest Venture Partners, (ix) 250,000 shares owned by Pyramid Partners, LP, (x) 370,000 shares owned by the Z. Albin E. Anderson Irrevocable Trust of which Mr. Reynold M. Anderson is a trustee and a beneficiary,
         (xi) 771 shares owned by Mr. Reynold M. Anderson's spouse,and (xii) 14,000 shares owned by Mr. Michael E. Platt's spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the Company's acquisition of the Peerless Chain Company in December 1995, the Company sold an aggregate of 2,388,874 shares of Common Stock for a purchase price of $2,627,761, or $1.10 per share, to a group of investors in a private placement transaction, including five of the Company's directors or their affiliates. The proceeds from such private placement of Common Stock were used to partially fund the acquisition of Peerless. The following officers/directors participated in the private placement, individually or indirectly through other entities in which they had beneficial interests, purchasing the number of shares indicated: William H. Spell, Chief Executive Officer and a Director (81,817 shares); Harry W. Spell, Chairman and a Director (95,453 shares); Reynold M. Anderson, Director (100,000 shares); Bruce A. Richard, Director (68,181 shares); and Richard W. Perkins, Director (375,000 shares). Pursuant to negotiations which commenced immediately prior to the acquisition of Peerless, Northland Business Capital, L.L.P. ("Northland"), of which Brian K. Smith is a General Partner, acquired 1,227,273 shares of Class B Common Stock pursuant to the terms of a Stock Purchase Agreement entered into between the Company and Northland in January 1996. The Common Stock sold to the foregoing persons was issued directly by the Company to the purchasers in a private placement transaction without registration of such shares under the Securities Act of 1933, as amended (the "Act"), pursuant to a claimed exemption therefrom. The shares constitute "restricted securities" as that term is defined under Rule 144 of the Act and may not be resold unless registered under the Act or an exemption from registration becomes available under Rule 144 or another provision under the Act.

         On November 1, 1995 the Board of Directors of the Company authorized the sale of the shares as a part of the plan to acquire Peerless and finance that acquisition, subject to receiving a fairness opinion. The Board of Directors engaged Summit Investment Corporation ("Summit"), an investment banking firm, to provide an opinion to the Company as to the fairness of the purchase price for the Common Stock. On November 29, 1995, Summit rendered its opinion that the financing involving the sale of the Company's equity securities was fair from a financial point of view to the Company and its shareholders. On that date the bid and ask prices for the Company, based upon information available from the NASD Bulletin Board, were $1.375 and $1.75 per share, respectively. In establishing the price for the Common Stock to be sold, the Board of Directors also took into account the market price for the Common Stock of the Company and the fact that the shares to be sold were not registered under the Act and would be restricted as to sale, transfer and disposition.

         In connection with the acquisition of Peerless, the Company determined that it was desirable to permit certain members of the Peerless management to participate in the acquisition, by providing them the opportunity to acquire a proprietary interest in the Company through the purchase of Common Stock. The Company arranged for loans to nine members of the Peerless management from American Commercial Bank totalling $468,000. The Company has guaranteed the repayment of such loans. To induce the American Commercial Bank to make such loan, and as a condition of such financing, the Bank required additional credit enhancements in the form of personal guarantees from certain directors of the Company. Accordingly, and in consideration of the issuance of warrants to them, William H. Spell, Harry W. Spell, Reynold M. Anderson, Richard W. Perkins, and Bruce A. Richard personally guaranteed payment of such obligations, in consideration for which the Company issued to each of them five-year warrants to purchase 10,000 shares of the Company's Common Stock at $1.10 per share. As security for the guarantees by the Company and the directors, the nine members of the Peerless management (along with their wives if stock was issued to them jointly) pledged their shares of Common Stock to the Company and the directors to secure payment of the obligations guaranteed.

BRIDGE LOANS FROM DIRECTORS

         In connection with the Peerless acquisition, Pyramid Partners, L.P., an affiliate of Richard W. Perkins, and Harry W. Spell loaned the Company $125,000 and $100,000, respectively, in December 1995, on the basis of short-term unsecured promissory notes bearing interest at the rate of 20 percent per annum. The notes were repaid in January, February and March 1996.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3.1 Articles of Incorporation, as amended, including Certificate of Designation of Rights and Preferences of Class B Common Stock of the Registrant dated January 4, 1996 (incorporated by reference to Exhibit No. 3.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

         3.2      Bylaws, as amended (incorporated by reference to Exhibit No.
                  3.2 to Registrant's Annual Report on Form 10-K for the year ended December 28, 1986).

         4        See Exhibit 3.1.

         10.1 Registrant's Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.6 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

         10.2 Lease Agreement dated June 18, 1986, as amended, between Peerless Chain Company and CPA Peerless Limited Partnership (incorporated by reference to Exhibit No. 10.13 to Registrant's Current Report on Form 8-K dated December 14,
                  1995).

         10.3 Stock Option Agreement dated May 27, 1993 between the Registrant and Michael Platt for the purchase of 31,250 shares (incorporated by reference to Exhibit No. 10.19 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

         10.4 Stock Purchase Agreement dated March 3, 1994 between the Registrant and members of the Spell Group (incorporated by reference to Exhibit No. 10.9 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

         10.5 Peerless Industrial Group, Inc. Stock Option Plan (incorporated by reference to Appendix 1 to Registrant's Definitive Schedule 14A (Proxy Statement) relating to the Company's Annual Meeting of Shareholders held on May 1, 1996).

         10.6 Form of Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and Richard W. Perkins (incorporated by reference to Exhibit No. 10.11 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

         10.7 Form of Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and Harry W. Spell (incorporated by reference to Exhibit No. 10.12 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

         10.8 Form of Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and William H. Spell (incorporated by reference to Exhibit No. 10.13 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

         10.9 Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and Bruce A. Richard for the purchase of 16,000 shares (incorporated by reference to Exhibit No.
                  10.14 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

         10.10 Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and Richard W. Perkins for the purchase of 45,000 shares (incorporated by reference to Exhibit No.
                  10.15 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

         10.11 Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and Harry W. Spell for the purchase of 45,000 shares (incorporated by reference to Exhibit No. 10.16 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

         10.12 Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and William H. Spell for the purchase of 190,000 shares (incorporated by reference to Exhibit No.
                  10.17 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

         10.13 Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and Bruce A. Richard for the purchase of 20,000 shares (incorporated by reference to Exhibit No.
                  10.18 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

         10.14 Asset Purchase Agreement dated April 15, 1994 between the Registrant and Fuddruckers, Inc. (incorporated by reference to Exhibit No. 10.8 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

         10.15 Incentive Stock Option Agreement dated November 1, 1995 by and between the Registrant and William H. Spell for the purchase of 175,000 shares (incorporated by reference to Exhibit No.
                  10.15 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

         10.16 Incentive Stock Option Agreement dated November 1, 1995 by and between the Registrant and Bruce A. Richard for the purchase of 25,000 shares (incorporated by reference to Exhibit No.
                  10.16 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

         10.17 Stock Purchase Agreement dated November 22, 1995, as amended December 1, 1995 and December 13, 1995, between the Registrant and Bridgewater Resources Corp. (incorporated by reference to Exhibit No. 10.1 to Registrant's Current Report on Form 8-K dated December 14, 1995).

         10.18 Form of Incentive Stock Option Agreement dated December 12, 1995 by and between the Registrant and Jan C. van Osnabrugge (incorporated by reference to Exhibit No. 10.18 to Registrant's Annual Report on form 10-KSB for the year ended December 31, 1995).

         10.19 Financing Agreement dated December 13, 1995 between The CIT Group/Business Credit, Inc. and Peerless Chain Company and Peerless Chain of Iowa, Inc. (incorporated by reference to Exhibit No. 10.2 to Registrant's Current Report on Form 8-K dated December 14, 1995).

         10.20 $2,500,000 Redemption Note dated December 13, 1995 between Peerless Chain Company and Bridgewater Resources Corp. (incorporated by reference to Exhibit No. 10.3 to Registrant's Current Report on Form 8-K dated December 14, 1995).

         10.21 $1,200,000 Stock Purchase Note dated December 13, 1995 between the Registrant and Bridgewater Resources Corp. (incorporated by reference to Exhibit No. 10.4 to Registrant's Current Report on Form 8-K dated December 14, 1995).

         10.22 Stock Purchase Note dated December 13, 1995 in the amount of $100,000 between the Registrant and Harry W. Spell (incorporated by reference to Exhibit No. 10.5 to Registrant's Current Report on Form 8-K dated December 14, 1995).

         10.23 Stock Purchase Note dated December 13, 1995 in the amount of $125,000 between the Registrant and Pyramid Investors (incorporated by reference to Exhibit No. 10.6 to Registrant's Current Report on Form 8-K dated December 14, 1995).

         10.24 Subordination Agreement dated December 13, 1995 between Bridgewater Resources Corp. and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit No. 10.7 to Registrant's Current Report on Form 8-K dated December 14,
                  1995).

         10.25 Stock Pledge Agreement dated December 13, 1995 between The CIT Group/Business Credit, Inc. and the Registrant (incorporated by reference to Exhibit No. 10.8 to Registrant's Current Report on Form 8-K dated December 14, 1995).

         10.26 Stock Pledge Agreement dated December 13, 1995 between The CIT Group/Business Credit, Inc. and Peerless Chain Company (incorporated by reference to Exhibit No. 10.9 to Registrant's Current Report on Form 8-K dated December 14, 1995).

         10.27 Grant of security interest in patents, trademarks and licenses dated December 13, 1995 between Peerless Chain Company, Peerless Chain of Iowa, Inc. and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit No. 10.10 to Registrant's Current Report on Form 8-K dated December 14,
                  1995).

         10.28 Guaranty of Parent Agreement dated December 13, 1995 between The CIT Group/Business Credit, Inc. and the Registrant (incorporated by reference to Exhibit No. 10.11 to Registrant's Current Report on Form 8-K dated December 14,
                  1995).

         10.29 Guaranty of Borrower dated December 13, 1995 between The CIT Group Business Credit, Inc. and Peerless Chain Company and Peerless Chain of Iowa, Inc. (incorporated by reference to Exhibit No. 10.12 to Registrant's Current Report on Form 8-K dated December 14, 1995).

         10.30 Employment Agreement dated December 13, 1995 by and between William H. Spell and Peerless Chain Company (incorporated by reference to Exhibit No. 10.30 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

         10.31 Employment Agreement dated December 13, 1995 by and between Jan C. van Osnabrugge and Peerless Chain Company (incorporated by reference to Exhibit No. 10.31 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

         10.32 Employment Agreement dated December 13, 1995 by and between Robert E. Deter and Peerless Chain Company (incorporated by reference to Exhibit No. 10.32 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

         10.33 Employment Agreement dated December 13, 1995 by and between Gerald Faurote and Peerless Chain Company (incorporated by reference to Exhibit No. 10.33 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

         10.34 Employment Agreement dated December 13, 1995 by and between Dale Schwanke and Peerless Chain Company (incorporated by reference to Exhibit No. 10.34 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

         10.35 Employment Agreement dated December 13, 1995 by and between John McCauley and Peerless Chain Company (incorporated by reference to Exhibit No. 10.35 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

         10.36 Warrant dated January 9, 1996 between the Registrant and Northland Business Capital, L.L.P. for the purchase of 50,000 shares (incorporated by reference to Exhibit No. 10.37 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

         10.37 Form of Warrant dated March 12, 1996 between the Registrant and Richard W. Perkins (incorporated by reference to Exhibit No. 10.38 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

         10.38 Stock Purchase Agreement dated January 9, 1996, between the Registrant and Northland Business Capital, L.L.P. (incorporated by reference to Exhibit No. 10.1 to Registrant's Current Report on Form 8-K dated January 9, 1996).

         10.39 Nonqualified Stock Option Agreement dated May 15, 1996, between the Registrant and Victor Reim for the purchase of 50,000 shares.

         10.40 Nonqualified Stock Option Agreement dated January 10, 1996, between the Registrant and Harry W. Spell for the purchase of 44,000 shares.

         10.41 Nonqualified Stock Option Agreement dated January 10, 1996, between the Registrant and Brian K. Smith for the purchase of 50,000 shares.

         10.42 Nonqualified Stock Option Agreement dated January 10, 1996, between the Registrant and Bruce A. Richard for the purchase of 44,000 shares.

         10.43 Nonqualified Stock Option Agreement dated January 10, 1996, between the Registrant and Michael E. Platt for the purchase of 50,000 shares.

         10.44 Nonqualified Stock Option Agreement dated January 10, 1996, between the Registrant and Richard W. Perkins for the purchase of 44,000 shares.

         10.45 Nonqualified Stock Option Agreement dated January 10, 1996, between the Registrant and Reynold M. Anderson for the purchase of 44,000 shares.

         10.46 Warrant dated March 12, 1996, between the Registrant and Richard W. Perkins for the purchase of 5,000 shares.

         10.47 Warrant dated March 12, 1996, between the Registrant and Richard W. Perkins for the purchase of 10,000 shares.

         10.48 Warrant dated March 12, 1996, between the Registrant and Harry W. Spell for the purchase of 5,000 shares.

         10.49 Warrant dated March 12, 1996, between the Registrant and Harry W. Spell for the purchase of 10,000 shares.

         10.50 Warrant dated March 12, 1996, between the Registrant and Reynold M. Anderson for the purchase of 10,000 shares.

         10.51 Warrant dated March 12, 1996, between the Registrant and William H. Spell for the purchase of 10,000 shares.

         10.52 Warrant dated March 12, 1996, between the Registrant and Bruce A. Richard for the purchase of 10,000 shares.

         21       Subsidiaries of the Registrant.

         23       Consent of Coopers & Lybrand L.L.P.

         27       Financial Data Schedule.

         (b)      Reports on Form 8-K


                  None.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota, on March 28, 1997.

                                                 PEERLESS INDUSTRIAL GROUP, INC.


                                                 By /s/William H. Spell
                                                 -------------------------------
                                                 William H. Spell
                                                 Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.


/s/ William H. Spell           Chief Executive Officer and Director
--------------------------     (principal executive officer)                        March 28, 1997
William H. Spell


/s/ Robert E. Deter            Chief Financial Officer (principal financial
--------------------------     and accounting officer)                              March 28, 1997
Robert E. Deter


                               Chairman and Director
--------------------------
Harry W. Spell


/s/ Michael E. Platt           Director                                             March 28, 1997
--------------------------
Michael E. Platt


                               Director
--------------------------
Reynold M. Anderson


/s/ Bruce A. Richard           Director                                             March 28, 1997
--------------------------
Bruce A. Richard


                               Director
--------------------------
Richard W. Perkins


/s/ Brian K. Smith             Director                                             March 28, 1997
--------------------------
Brian K. Smith


                                  EXHIBIT INDEX


Exhibit
Number   Description
------   -----------

3.1 Articles of Incorporation, as amended, including Certificate of Designation of Rights and Preferences of Class B Common Stock of the Registrant dated January 4, 1996 (incorporated by reference to Exhibit No. 3.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

3.2 Bylaws, as amended (incorporated by reference to Exhibit No. 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 28,
         1986).

4        See Exhibit 3.1.

10.1 Registrant's Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.6 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

10.2 Lease Agreement dated June 18, 1986, as amended, between Peerless Chain Company and CPA Peerless Limited Partnership (incorporated by reference to Exhibit No. 10.13 to Registrant's Current Report on Form 8-K dated December 14, 1995).

10.3 Stock Option Agreement dated May 27, 1993 between the Registrant and Michael Platt for the purchase of 31,250 shares (incorporated by reference to Exhibit No. 10.19 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

10.4 Stock Purchase Agreement dated March 3, 1994 between the Registrant and members of the Spell Group (incorporated by reference to Exhibit No.
         10.9 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

10.5 Peerless Industrial Group, Inc. Stock Option Plan (incorporated by reference to Appendix 1 to Registrant's Definitive Schedule 14A (Proxy Statement) relating to the Company's Annual Meeting of Shareholders held on May 1, 1996).

10.6 Form of Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and Richard W. Perkins (incorporated by reference to Exhibit No. 10.11 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

10.7 Form of Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and Harry W. Spell (incorporated by reference to Exhibit No. 10.12 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

10.8 Form of Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and William H. Spell (incorporated by reference to Exhibit No. 10.13 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

10.9 Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and Bruce A. Richard for the purchase of 16,000 shares (incorporated by reference to Exhibit No. 10.14 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

10.10 Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and Richard W. Perkins for the purchase of 45,000 shares (incorporated by reference to Exhibit No. 10.15 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

10.11 Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and Harry W. Spell for the purchase of 45,000 shares (incorporated by reference to Exhibit No. 10.16 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

10.12 Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and William H. Spell for the purchase of 190,000 shares (incorporated by reference to Exhibit No. 10.17 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

10.13 Nonqualified Stock Option Agreement dated April 8, 1994 between the Registrant and Bruce A. Richard for the purchase of 20,000 shares (incorporated by reference to Exhibit No. 10.18 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

10.14 Asset Purchase Agreement dated April 15, 1994 between the Registrant and Fuddruckers, Inc. (incorporated by reference to Exhibit No. 10.8 to Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994).

10.15 Incentive Stock Option Agreement dated November 1, 1995 by and between the Registrant and William H. Spell for the purchase of 175,000 shares (incorporated by reference to Exhibit No. 10.15 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.16 Incentive Stock Option Agreement dated November 1, 1995 by and between the Registrant and Bruce A. Richard for the purchase of 25,000 shares (incorporated by reference to Exhibit No. 10.16 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.17 Stock Purchase Agreement dated November 22, 1995, as amended December 1, 1995 and December 13, 1995, between the Registrant and Bridgewater Resources Corp. (incorporated by reference to Exhibit No. 10.1 to Registrant's Current Report on Form 8-K dated December 14, 1995).

10.18 Form of Incentive Stock Option Agreement dated December 12, 1995 by and between the Registrant and Jan C. van Osnabrugge (incorporated by reference to Exhibit No. 10.18 to Registrant's Annual Report on form 10-KSB for the year ended December 31, 1995).

10.19 Financing Agreement dated December 13, 1995 between The CIT Group/Business Credit, Inc. and Peerless Chain Company and Peerless Chain of Iowa, Inc. (incorporated by reference to Exhibit No. 10.2 to Registrant's Current Report on Form 8-K dated December 14, 1995).

10.20 $2,500,000 Redemption Note dated December 13, 1995 between Peerless Chain Company and Bridgewater Resources Corp. (incorporated by reference to Exhibit No. 10.3 to Registrant's Current Report on Form 8-K dated December 14, 1995).

10.21 $1,200,000 Stock Purchase Note dated December 13, 1995 between the Registrant and Bridgewater Resources Corp. (incorporated by reference to Exhibit No. 10.4 to Registrant's Current Report on Form 8-K dated December 14, 1995).

10.22 Stock Purchase Note dated December 13, 1995 in the amount of $100,000 between the Registrant and Harry W. Spell (incorporated by reference to Exhibit No. 10.5 to Registrant's Current Report on Form 8-K dated December 14, 1995).

10.23 Stock Purchase Note dated December 13, 1995 in the amount of $125,000 between the Registrant and Pyramid Investors (incorporated by reference to Exhibit No. 10.6 to Registrant's Current Report on Form 8-K dated December 14, 1995).

10.24 Subordination Agreement dated December 13, 1995 between Bridgewater Resources Corp. and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit No. 10.7 to Registrant's Current Report on Form 8-K dated December 14, 1995).

10.25 Stock Pledge Agreement dated December 13, 1995 between The CIT Group/Business Credit, Inc. and the Registrant (incorporated by reference to Exhibit No. 10.8 to Registrant's Current Report on Form 8-K dated December 14, 1995).

10.26 Stock Pledge Agreement dated December 13, 1995 between The CIT Group/Business Credit, Inc. and Peerless Chain Company (incorporated by reference to Exhibit No. 10.9 to Registrant's Current Report on Form 8-K dated December 14, 1995).

10.27 Grant of security interest in patents, trademarks and licenses dated December 13, 1995 between Peerless Chain Company, Peerless Chain of Iowa, Inc. and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit No. 10.10 to Registrant's Current Report on Form 8-K dated December 14, 1995).

10.28 Guaranty of Parent Agreement dated December 13, 1995 between The CIT Group/Business Credit, Inc. and the Registrant (incorporated by reference to Exhibit No. 10.11 to Registrant's Current Report on Form 8-K dated December 14, 1995).

10.29 Guaranty of Borrower dated December 13, 1995 between The CIT Group Business Credit, Inc. and Peerless Chain Company and Peerless Chain of Iowa, Inc. (incorporated by reference to Exhibit No. 10.12 to Registrant's Current Report on Form 8-K dated December 14, 1995).

10.30 Employment Agreement dated December 13, 1995 by and between William H. Spell and Peerless Chain Company (incorporated by reference to Exhibit No. 10.30 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.31 Employment Agreement dated December 13, 1995 by and between Jan C. van Osnabrugge and Peerless Chain Company (incorporated by reference to Exhibit No. 10.31 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.32 Employment Agreement dated December 13, 1995 by and between Robert E. Deter and Peerless Chain Company (incorporated by reference to Exhibit No. 10.32 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.33 Employment Agreement dated December 13, 1995 by and between Gerald Faurote and Peerless Chain Company (incorporated by reference to Exhibit No. 10.33 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.34 Employment Agreement dated December 13, 1995 by and between Dale Schwanke and Peerless Chain Company (incorporated by reference to Exhibit No. 10.34 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.35 Employment Agreement dated December 13, 1995 by and between John McCauley and Peerless Chain Company (incorporated by reference to Exhibit No. 10.35 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.36 Warrant dated January 9, 1996 between the Registrant and Northland Business Capital, L.L.P. for the purchase of 50,000 shares (incorporated by reference to Exhibit No. 10.37 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.37    Form of Warrant dated March 12, 1996 between the Registrant and Richard
         W. Perkins (incorporated by reference to Exhibit No. 10.38 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.38 Stock Purchase Agreement dated January 9, 1996, between the Registrant and Northland Business Capital, L.L.P. (incorporated by reference to Exhibit No. 10.1 to Registrant's Current Report on Form 8-K dated January 9, 1996).

10.39 Nonqualified Stock Option Agreement dated May 15, 1996, between the Registrant and Victor Reim for the purchase of 50,000 shares.

10.40 Nonqualified Stock Option Agreement dated January 10, 1996, between the Registrant and Harry W. Spell for the purchase of 44,000 shares.

10.41 Nonqualified Stock Option Agreement dated January 10, 1996, between the Registrant and Brian K. Smith for the purchase of 50,000 shares.

10.42 Nonqualified Stock Option Agreement dated January 10, 1996, between the Registrant and Bruce A. Richard for the purchase of 44,000 shares.

10.43 Nonqualified Stock Option Agreement dated January 10, 1996, between the Registrant and Michael E. Platt for the purchase of 50,000 shares.

10.44 Nonqualified Stock Option Agreement dated January 10, 1996, between the Registrant and Richard W. Perkins for the purchase of 44,000 shares.

10.45 Nonqualified Stock Option Agreement dated January 10, 1996, between the Registrant and Reynold M. Anderson for the purchase of 44,000 shares.

10.46    Warrant dated March 12, 1996, between the Registrant and
         Richard W. Perkins for the purchase of 5,000 shares.

10.47    Warrant dated March 12, 1996, between the Registrant and
         Richard W. Perkins for the purchase of 10,000 shares.

10.48    Warrant dated March 12, 1996, between the Registrant and
         Harry W. Spell for the purchase of 5,000 shares.

10.49    Warrant dated March 12, 1996, between the Registrant and
         Harry W. Spell for the purchase of 10,000 shares.

10.50    Warrant dated March 12, 1996, between the Registrant and
         Reynold M. Anderson for the purchase of 10,000 shares.

10.51    Warrant dated March 12, 1996, between the Registrant and
         William H. Spell for the purchase of 10,000 shares.

10.52    Warrant dated March 12, 1996, between the Registrant and
         Bruce A. Richard for the purchase of 10,000 shares.

21       Subsidiaries of the Registrant.

23       Consent of Coopers & Lybrand L.L.P.

27       Financial Data Schedule.