Form 10QSB
period 1997-03-31
PEERLESS INDUSTRIAL GROUP INC
filed 1997-05-07
CIK 746156

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

         |_| Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _______ to _______

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

Yes   |X|       No    |_|

The number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 1997: 5,045,151 shares of Common Stock and 1,227,273 shares of Class B Common Stock.



                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PEERLESS INDUSTRIAL GROUP, INC.
Consolidated Balance Sheets
Unaudited
(Dollars in thousands)

                                                 March 31,   December 31,
                                                   1997         1996
                                                 --------     --------
ASSETS

Current assets:
Accounts receivable                              $  5,099     $  7,671
Inventories                                        12,475       11,138
Deferred tax asset                                    619          619
Other current assets                                  303          472

Total current assets                               18,496       19,900

Property and equipment, net                        12,257       12,372
Intangible assets, net                              6,033        6,123

Total assets                                     $ 36,786     $ 38,395
                                                 ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt                $  9,145     $  9,870
Accounts payable                                    2,807        3,488
Accrued liabilities                                 2,614        2,752
Current portion of accrued postretirement             985          577
healthcare benefit liability

Total current liabilities                          15,551       16,687

Long-term debt, less current portion                6,465        6,861
Accrued pension benefit liability                   1,018        1,359
Accrued postretirement healthcare benefit
liability, less current portion                     7,109        7,022
Deferred tax liability                                188          188

Total liabilities                                  30,331       32,117
                                                 --------     --------

Shareholders' equity:
Common stock, no par value; 30,000,000 shares
authorized Common stock; 5,045,151 issued and
outstanding at March 31, 1997 and                   6,465        6,678
December 31, 1996
Common stock Class B; 1,227,273 issued and          1,350        1,350
outstanding at March 31, 1997 and
December 31, 1996
Accumulated deficit                                (1,573)      (1,750)

Total shareholders' equity                          6,455        6,278
                                                 --------     --------

Total liabilities and shareholders' equity       $ 36,786     $ 38,395
                                                 ========     ========

See accompanying notes to unaudited consolidated financial statements



PEERLESS INDUSTRIAL GROUP, INC.
Consolidated Statements of Operations Unaudited
(Dollars in thousands, except per share data)

                                                     Three months     Three months
                                                        ended            ended
                                                    March 31, 1997   March 31, 1996
                                                    --------------   --------------
Net sales                                            $    10,106     $    10,681
Cost of sales                                              7,393           9,855

Gross profit                                               2,713             826

Selling, general and administrative expenses               2,048           1,857

Operating income (loss)                                      665          (1,031)

Interest expense                                            (373)           (405)
Other income                                                   3              21

Income (loss) from operations before income taxes            295          (1,415)

Provision for income taxes                                  (118)             (7)

Net income (loss)                                    $       177     ($    1,422)
                                                     ===========     ===========

Net income (loss) per share                          $      0.03     ($     0.24)
                                                     ===========     ===========

Weighted average number of shares outstanding          6,718,469       6,023,782
                                                     ===========     ===========

See accompanying notes to unaudited consolidated financial statements.




PEERLESS INDUSTRIAL GROUP, INC.
Consolidated Statements of Cash Flows Unaudited
(Dollars in thousands)

                                                Three months   Three months
                                                   ended          ended
                                                  March 31,     March 31,
                                                    1997          1996
                                                  --------      --------

Cash flows from operating activities:
Net income (loss)                                 $    177      ($ 1,422)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization                          588           526
Gain on disposal of property
   and equipment                                        (3)          (21)
Changes in operating assets and
   liabilities                                         739         1,790
                                                  --------      --------

Net cash provided by
   operating activities                              1,501           873
                                                  --------      --------

Cash flows from investing activities:
Acquisitions of property  and equipment,
   net of proceeds                                    (380)         (307)
                                                  --------      --------

Net cash used in
   investing activities                               (380)         (307)
                                                  --------      --------

Cash flows from financing activities:
   Long-term debt:
     Borrowings                                     12,450        12,469
     Payments                                      (13,571)      (14,387)
     Proceeds from issuance of stock and
      exercise of stock options                                    1,386

Net cash used in
   financing activities:                            (1,121)         (532)
                                                  --------      --------

Increase in cash and cash
equivalents                                                     $     34

Cash and cash equivalents:
Beginning of year                                                    108

End of year                                       $             $    142
                                                  ========      ========

Changes in operating assets and liabilities:
Accounts receivable                               $  2,572      $    495
Inventories                                         (1,337)        1,866
Other current assets                                   169           144
Accounts payable                                      (681)         (108)
Accrued liabilities                                   (138)         (778)
Accrued pension benefit and postretirement
healthcare benefit liabilities                         154           171

                                                  $    739      $  1,790
                                                  ========      ========

See accompanying notes to unaudited consolidated financial statements.



NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.       Basis of Presentation:

The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1996.

The financial statements presented herein as of March 31, 1997 and 1996, and for the three months then ended reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.       Selected Financial Statement Information:

The following provides additional information for selected consolidated balance sheet accounts as of March 31, 1997 and December 31, 1996:

                                 March 31, 1997       December 31, 1996
Inventories:

Raw materials                        $2,005                 $2,277
Work-in-process                       3,365                  3,054
Finished goods                        6,559                  5,266
Supplies                                546                    541
                                    -------                -------

Total                               $12,475                $11,138
                                    =======                =======

3.       Restatement:

The consolidated balance sheet as of March 31, 1996, was restated to add $447 of inventory costs previously classified as intangible assets as of December 31, 1995. The consolidated statement of operations for the quarter ended March 31, 1996, has been restated to add the $447 increase in first quarter costs of goods sold related to the increase in inventory as of December 31, 1995, and the $11 decrease in amortization of intangible assets for the quarter ended March 31, 1996. The consolidated statement of cash flows for the quarter ended March 31, 1996, has also been restated as a result of the aforementioned adjustments.

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

GENERAL:

On December 15, 1995, Discus Acquisition Corporation, now Peerless Industrial Group, Inc., (the "Company" or "Discus") completed the acquisition of Peerless Chain Company ("Peerless") from Bridgewater Resources Corp. Peerless, a Minnesota-based company, is a manufacturer and distributor of long-standing branded consumer and industrial chain and other products throughout the United States. Peerless represents the "continuing operations" of the Company.

Prior to June 7, 1994, the Company operated ten Fuddruckers restaurants located in Minnesota, Missouri, Nebraska and Wisconsin. The Company sold or discontinued these operations in 1994 and 1995.

R-B Acquisition Corporation, a Minnesota corporation (the "Purchaser") and a wholly owned subsidiary of R-B Capital Corporation, a Delaware corporation ("Parent"), commenced a tender offer to purchase all outstanding shares of the Common Stock and Class B Common Stock of the Company (collectively, the "Shares") at a price of $1.67 per Share, net to the seller thereof in cash, upon the terms and subject to the conditions set forth in the Purchaser's Offer to Purchase dated April 17, 1997 and the related Letter of Transmittal. The tender offer and the terms of the Merger Agreement (as defined herein) are more fully described in the Purchaser's Tender Offer Statement on Schedule 14D-1 dated April 17, 1997, filed with the Commission. See "Part II, Item 5" of this Form 10-QSB.

The following is a discussion and analysis of the Company's results of operations for the three months ended March 31, 1997, compared with the results of operations for the three months ended March 31, 1996.

RESULTS OF OPERATIONS:

The following table sets forth selected operating statement data for the Company.


                                        Three months ended   Three months ended
                                          March 31, 1997       March 31, 1996


Net sales                                   $    10,106         $    10,681
Cost of sales                                     7,393               9,855

Gross profit                                      2,713                 826

Selling, general and
administrative expenses                           2,048               1,857

Operating  income (loss)                            665              (1,031)

Interest expense                                   (373)               (405)
Other income                                          3                  21

Income (loss) from operations before
income taxes                                        295              (1,415)

Provision for income taxes                         (118)                 (7)

Net income (loss)                           $       177         ($    1,422)

Net income (loss) per share                 $      0.03         ($     0.24)

Weighted average number of
shares outstanding                            6,718,469           6,023,482

Net Sales:

Net sales decreased slightly to $10,106 in the first quarter of 1997 compared to net sales of $10,681 for the same period in 1996. The Company experienced a strong decrease in traction chain sales during the first quarter of 1997 as that quarter experienced a normal pattern of winter season sales compared to sales during the first quarter of 1996, which were abnormally high due to an extremely late 1995 winter season. The other product lines of chain, wire forms, and cordage experienced increases.

Cost of Sales:

Cost of sales decreased to $7,393 or 73.2% of net sales in the first quarter of 1997 compared to cost of sales of $9,855 or 92.3% of net sales for the same period in 1996. Margins remained stable against competitive pricing pressures. The first quarter of 1996 reflected an inventory valuation write-up amortization of $1,350 related to the Dec. 15, 1995 acquisition. The write-up was amortized over the estimated inventory turns and was fully amortized in the second quarter of 1996. Excluding the effect of the inventory write-up amortization, cost of sales would have been $8,505 or 79.6% of net sales in the first quarter of 1996. Improved manufacturing productivity and costs accounted for the remaining cost of sales reductions. This was achieved by the Company successfully reducing certain production costs in the latter half of 1996 and in the first quarter of 1997 by reducing headcount.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (SG&A) increased to $2,048 or 20.3% of net sales in the first quarter of 1997 compared to an expense of $1,857 or 17.4% of net sales for the same period in 1996. SG&A was consistent between the two periods except for increases in operating costs at the Company associated with higher marketing costs for new products in cordage and traction. In 1997, SG&A was also slightly higher as the Company had certain expenditures in its search for potential buyers.

Interest Expense:

Interest expense was $32 lower at $373 for the first quarter of 1997 compared to interest expense of $405 for the same period in 1996. Interest expense was lower during the first quarter of 1997 due to a lower amount of borrowing to support working capital in 1997.

Other Income:

Other income was $18 lower at $3 in the first quarter of 1997 compared to other income of $21 in the same period in 1996. Other income is primarily gain on fixed asset disposals and there was minimal activity in the first quarter 1997.

Income Taxes:

Income taxes was $111 higher at $118 in for the first quarter of 1997 compared to an income tax expense of $7 in the same period in 1996. The tax provision for first quarter 1997 is based on statutory rates, whereas the tax provision for first quarter 1996 represents only minimum state tax fees.

LIQUIDITY AND CAPITAL RESOURCES:

As described in greater detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, the Company acquired Peerless on December 15, 1995, in a leveraged transaction, utilizing approximately $2.3 million of existing cash and cash equivalents that were acquired in June 1994 from the sale of its discontinued restaurant operations, $4.2 million in equity raised in late 1995 and early 1996, and approximately $16.5 million in lender and seller financing.

The Company's CIT floating rate financing totaled approximately $13.1 million at March 31, 1997 and bears interest payable monthly that floats at rates ranging from 0.5% to 2.5% over the prime rate. Accordingly, the Company is subject to interest rate fluctuations. At March 31, 1997, the Company had outstanding $2.5 million of seller financing which carried a fixed interest rate (8%) payable monthly. In addition, $6.7 million of the original CIT term financing requires monthly scheduled principal repayments. The Company believes the cash flows from continuing operations are adequate to fund debt service.

Cash flow from operations was $1,501 during the first quarter of 1997. Cash flow of $739 was provided by changes in operating assets and liabilities during that period.

Net cash used in investing activities was $380 for capital expenditures in the first quarter of 1997.

Net cash used in financing activities represents total reduction in debt of $1,121. Under the terms of its lending agreement with CIT, the Company makes monthly principal payments on its term loans. The CIT revolver is paid down with collections on receivables and additional amounts are borrowed thereunder by the Company as needed to finance operations.

Based on an evaluation of operating needs, market conditions and cash flows of the Company, the Company expects to expend approximately $2.4 million in capital expenditures during 1997. All of these expenditures are expected to be funded by operations, which are largely supported by the CIT revolving credit facility.

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

The Company did not pay dividends in the first quarter of 1997 or 1996, and restrictive covenants in the CIT revolving credit facility significantly limit the Company's ability to pay dividends.

Effects of Tender Offer on the Market for the Shares:

Upon successful completion of the tender offer, assuming the purchase of at least 90% of the Shares and the completion of the subsequent merger, all of the Shares will have been purchased or converted into the right to receive $1.67 in cash per Share. In such event, there will be no public market for the Shares. If the tender offer is consummated but less than 90% of the Shares are purchased, the Purchaser has expressed its intention to convene a special meeting of the Company's shareholders to approve a merger in which the remaining Shares would be converted into the right to receive $1.67 in cash per Share. The tender of Shares pursuant to the tender offer will reduce the number of Shares that might otherwise trade publicly and will reduce the number of holders of Shares, which will adversely affect the liquidity of the remaining Shares held by the public. The elimination of a public market for the Shares will reduce the Company's opportunities to sell equity to generate working capital.

The shares of Common Stock are currently registered under the Securities Exchange Act of 1934 (the "Exchange Act"). Such registration may be terminated by the Company upon application to the Commission if the outstanding shares of Common Stock are not listed on a national securities exchange and if there are fewer than 300 holders of record of such shares. The Purchaser intends to seek to cause the Company to apply for termination of registration of the shares of Common Stock as soon as possible after consummation of the tender offer and the subsequent merger if the requirements for termination of registration are met. Termination of registration would eliminate the requirement of the Company to make filings under the Exchange Act.


                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

On March 28, 1997, the Company announced that it was negotiating with a potential buyer regarding the purchase of all of the Company's outstanding common stock and all shares subject to options, warrants and other purchase rights, for $1.67 per share in cash. On April 14, 1997, the Company announced that its Board of Directors had unanimously approved a definitive merger agreement with R-B Acquisition Corporation (the "Purchaser") and R-B Capital Corporation (the "Parent").

As reported in the Company's Current Report on Form 8-K, filed on April 22, 1997, Purchaser and Parent commenced a tender offer to purchase all outstanding shares of the Common Stock and Class B Common Stock of the Company at a price of $1.67 per share, net to the seller thereof in cash, upon the terms and subject to the conditions set forth in the Purchaser's Offer to Purchase dated April 17, 1997 and the related Letter of Transmittal. Parent and Purchaser are corporations formed by Ridge Capital Corporation, Pandora Capital Corporation and their affiliates and William Blair Mezzanine Capital Fund II, L.P. in connection with the tender offer and the transactions contemplated thereby. The tender offer is being made pursuant to the terms of the Agreement and Plan of Merger dated as of April 11, 1997 (the "Merger Agreement"), among the Company, Parent and the Purchaser. The Merger Agreement provides, among other things, that after completion of the tender offer, subject to the terms and conditions of the Merger Agreement, the Purchaser and the Company will be merged and each outstanding share of the Company (other than those held by Parent, the Purchaser, any other direct or indirect subsidiary of Parent or by shareholders of the Company who dissent from the merger and comply with all of the provisions of the Minnesota Business Corporation Act concerning dissenters' rights) will be converted at the effective time of the merger into the right to receive $1.67 in cash, without interest. The tender offer and the terms of the Merger Agreement are more fully described in the Purchaser's Tender Offer Statement on Schedule 14D-1 dated April 17, 1997, filed with the Commission.

The purpose of the tender offer and the merger is for Parent to acquire the entire equity interest in the Company. The tender offer is intended to increase the likelihood that such acquisition will be effected and to permit Parent to acquire control of the Company at the earliest practicable date. The purpose of the merger is to permit Parent to acquire all outstanding shares not tendered and purchased pursuant to the tender offer. The tender offer is conditioned upon, among other things, at least a majority of the shares and a number of outstanding shares entitled to elect a majority of the Company's Board of Directors, in each case on a fully-diluted basis (or, if the Purchaser so elects in its sole discretion, on the basis of the number of shares outstanding at the expiration date of the tender offer) being validly tendered and not withdrawn prior to the expiration of the tender offer.

In connection with the Merger Agreement, certain shareholders of the Company have executed and delivered a Tender and Stock Option Agreement, pursuant to which such shareholders have (1) agreed to tender in the tender offer an aggregate of approximately 4.45 million shares (approximately 71% of the shares outstanding on April 17, 1997), together with additional shares under certain circumstances and (2) granted to Purchaser an option to purchase, under certain circumstances, shares equal to 19.9% of the outstanding shares.

At a special meeting held on April 7, 1997, the Board of Directors of the Company and a special committee of the Board of Directors unanimously approved the Merger Agreement and the transactions contemplated thereby and determined that the Merger Agreement and the transactions contemplated thereby, including the tender offer and the merger, are fair to and in the best interests of the holders of shares. Reference is made to the Company's Schedule 14D-9 Solicitation/Recommendation Statement dated April 17, 1997, filed with the Commission.

The Company has prepared and filed with the Commission an Information Statement pursuant to Section 14(f) which provides information about certain persons who may be designated to the Company's Board of Directors by the Purchaser pursuant to the terms of the Merger Agreement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  27     Financial Data Schedule

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K filed on March 31, 1997, reporting that the Company was negotiating with a potential buyer who may purchase all of the outstanding common stock of the Company, and all shares subject to options, warrants and other purchase rights, at a price of $1.67 per share in cash.

                  Current Report on Form 8-K filed on April 22, 1997, relating to a tender offer for all of the Company's outstanding Common Stock and Class B Common Stock by R-B Acquisition Corporation.



                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on May 7, 1997.

                                PEERLESS INDUSTRIAL GROUP, INC.


                                By: /s/ Robert E. Deter
                                    Robert E. Deter
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



                                INDEX TO EXHIBITS

Exhibit
Number            Description
------            -----------

  27              Financial Data Schedule